Form 10-Q
period 1999-06-30
LATITUDE COMMUNICATIONS INC
filed 1999-08-10
CIK 1078425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the quarter ended June 30, 1999       Commission file number 000-25475

================================================================================


                         LATITUDE COMMUNICATIONS, INC.


                Delaware                             94-3177392
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


                   2121 Tasman Drive, Santa Clara, CA 95054
         (Address of principal executive offices, including zip code)

                                (408) 988-7200
             (Registrant's telephone number, including area code)
================================================================================


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No  [_]

     As of August 4, 1999, there were 18,766,303 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----

                                                                                     Page
                                                                                     ----
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements.

               Condensed consolidated balance sheets at June 30, 1999
               and December 31, 1998                                                  3

               Condensed consolidated statements of operations for the three months ended June 30, 1999 and 1998; and the six months
               ended June 30, 1999 and 1998                                           4

               Condensed consolidated statements of cash flows for the six
               months ended June 30, 1999 and 1998                                    5

               Notes to condensed consolidated financial statements                   6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                             8

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk            19

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings.                                                    20

     Item 2.   Changes in Securities and Use of Proceeds.                            20

     Item 3.   Defaults Upon Senior Securities.                                      20

     Item 4.   Submission of Matters to a Vote of Security Holders.                  20

     Item 5.   Other Information.                                                    21

     Item 6.   Exhibits and Reports on Form 8-K.                                     21

SIGNATURES                                                                           22

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.


                         LATITUDE COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                      June 30,                  December 31,
                                                                        1999                       1998
                                                                        ----                       ----
                                                                     (unaudited)
                        ASSETS
Current assets:
   Cash and cash equivalents..............................              $  9,983                   $  3,982
   Short-term marketable securities.......................                16,623                        ---
   Trade accounts receivable, net.........................                 6,522                      5,627
   Inventory..............................................                   737                        688
   Prepaids and other assets..............................                 1,300                        420
                                                                        --------                   --------
      Total current assets................................                35,165                     10,717
Property and equipment, net...............................                 1,246                      1,017
Long-term marketable securities...........................                10,798                        ---
Deposits and other long-term assets.......................                   199                        136
                                                                        --------                   --------
      Total assets........................................              $ 47,408                   $ 11,870
                                                                        ========                   ========



               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.......................................              $  1,111                   $    805
   Accrued expenses.......................................                 2,137                      2,089
   Deferred revenue.......................................                 3,174                      2,794
   Current portion of long-term debt......................                   570                        559
                                                                        --------                   --------
      Total current liabilities...........................                 6,992                      6,247
Long-term debt............................................                   544                        838
                                                                        --------                   --------
      Total liabilities...................................                 7,536                      7,085
                                                                        --------                   --------

Stockholders' equity:
   Preferred stock........................................                   ---                         12
   Common stock...........................................                    19                          4
   Additional paid-in capital.............................                55,779                     21,362
   Notes receivable from common stockholders..............                  (136)                      (165)
   Deferred stock compensation............................                (2,326)                    (2,103)
   Accumulated other comprehensive loss...................                  (151)                       ---
   Accumulated deficit....................................               (13,313)                   (14,325)
                                                                        --------                   --------
      Total stockholders' equity..........................                39,872                      4,785
                                                                        --------                   --------
             Total liabilities and stockholders' equity...              $ 47,408                   $ 11,870
                                                                        ========                   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         LATITUDE COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                                  Three Months                    Six Months
                                                                      Ended                          Ended
                                                                    June 30,                        June 30,
                                                              ----------------------          ----------------------
                                                               1999            1998            1999           1998
                                                               ----            ----            ----           ----
Revenue:
     Product................................................  $ 5,576        $ 3,867          $10,203        $ 7,555
     Service................................................    2,150          1,034            3,951          1,707
                                                              -------        -------          -------        -------
          Total revenue.....................................    7,726          4,901           14,154          9,262

Cost of revenue:
     Product................................................      979            631            1,796          1,275
     Service................................................    1,058            689            1,961          1,290
                                                              -------        -------          -------        -------
          Total cost of revenue.............................    2,037          1,320            3,757          2,565
                                                              -------        -------          -------        -------

Gross profit................................................    5,689          3,581           10,397          6,697
                                                              -------        -------          -------        -------

Operating expenses:
     Research and development...............................      972            600            1,875          1,205
     Marketing and sales....................................    3,459          2,374            6,327          4,352
     General and administrative.............................      509            401              934            811
     Amortization of deferred stock compensation............      221             61              417             99
                                                              -------        -------          -------        -------
Total operating expenses....................................    5,161          3,436            9,553          6,467
                                                              -------        -------          -------        -------

Income from operations......................................      528            145              844            230

Interest income (expense), net..............................      246            (10)             238            (21)
                                                              -------        -------          -------        -------

Income before provision for income taxes....................      774            135            1,082            209

Provision for income taxes..................................       50              6               70             10
                                                              -------        -------          -------        -------

Net income..................................................  $   724        $   129          $ 1,012        $   199
                                                              =======        =======          =======        =======

Other comprehensive, net of tax
     Unrealized loss on securities..........................     (151)           ---             (151)           ---
                                                              -------        -------          -------        -------

Comprehensive income........................................  $   573        $   129          $   861        $   199
                                                              =======        =======          =======        =======

Net income per share - basic................................  $  0.06        $  0.04          $  0.13        $  0.06
                                                              =======        =======          =======        =======
Shares used in per share calculation - basic................   12,427          3,243            7,923          3,204
                                                              =======        =======          =======        =======
Net income per share - diluted..............................  $  0.04        $  0.01          $  0.06        $  0.01
                                                              =======        =======          =======        =======
Shares used in per share calculation - diluted..............   18,716         16,145           17,739         16,031
                                                              =======        =======          =======        =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         LATITUDE COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                            Six Months Ended
                                                                                 June 30,
                                                                       ----------------------------
                                                                         1999               1998
                                                                         ----               ----
Cash flows from operating activities:
  Net income......................................................     $  1,012             $  199
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization...............................          351                306
      Provision for excess and obsolete inventory.................           40                 16
      Amortization of deferred stock compensation.................          417                101
  Changes in operating assets and liabilities.....................       (1,130)              (250)
                                                                       --------             ------
      Net cash  provided by operating activities..................          690                372
                                                                       --------             ------

Cash flows from investing activities:
  Purchases of property and equipment.............................         (580)              (248)
  Purchases of available for sale securities......................      (33,170)               ---
  Maturities of available for sale securities.....................        5,598                ---
  Other...........................................................          (63)               (58)
                                                                       --------             ------
      Net cash used in investing activities.......................      (28,215)              (306)
                                                                       --------             ------

Cash flows from financing activities:
  Proceeds from issuance of notes payable.........................          ---                199
  Payment of notes payable........................................         (283)              (239)
  Proceeds from issuance of common stock - Initial Public
   Offering, net..................................................       33,780                ---
  Other...........................................................           29                  1
                                                                       --------             ------
      Net cash provided by (used in) financing activities.........       33,526                (39)
                                                                       --------             ------

      Net increase in cash........................................        6,001                 27
Cash and cash equivalents, beginning of period....................        3,982              3,578
                                                                       --------             ------

Cash and cash equivalents, end of the period......................     $  9,983             $3,605
                                                                       ========             ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         LATITUDE COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company and Basis of Presentation

     Latitude Communications, Inc. (the "Company") is a leading provider of integrated voice and data conferencing solutions for geographically dispersed organizations. The Company develops, markets and supports its MeetingPlace system, which allows companies to conduct voice and data conferences which emulate face-to-face meetings, or what we call virtual meetings, and extend real-time decision making processes irrespective of the geographic location of participants. With MeetingPlace, participants can schedule and attend a meeting, share and edit documents, and capture and retrieve meeting content. MeetingPlace is designed to be an enterprise-wide resource and to leverage existing technologies such as telephones, cellular phones and personal computers.

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The balance sheet at December 31, 1998 was derived from audited financial statements, however, it does not include all disclosures required by generally accepted accounting principles.

     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Prospectus dated May 6, 1999.


Note 2 - Inventory

                                                June 30,          December 31,
                                                  1999                1998
                                                  ----                ----
                                               (unaudited)
     Raw materials....................            $ 568                $ 359
     Work in process..................              ---                   36
     Finished goods...................              169                  293
                                               --------             --------

                                                  $ 737                $ 688
                                               ========             ========

Note 3 - Recent Accounting Pronouncements


     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, or SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998.

     In December 1998, AcSEC released Statement of Position 98-9, or SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company is evaluating the requirements of SOP 98-9 and the effects, if any, on the Company's current revenue recognition policies.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, or SOP 98-5, "Reporting on the Costs of Start-Up Activities." This standard requires companies to expense the costs of start-up activities and organization costs as incurred. In general, SOP 98-5 is effective for fiscal years beginning after December 15, 1998.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the FASB issued SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133." SFAS 137 defers the effective date of SFAS 133 to fiscal quarters and years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities.

Note 4 - Net Income Per Share

     Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net income per share is computed giving effect to all dilutive potential common shares, including options, warrants and preferred stock.

     A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).


                                                                    Three Months Ended                    Six Months Ended
                                                                         June 30,                             June 30,
                                                                   1999             1998               1999                 1998
                                                                   ----             ----               ----                 ----
Historical net income per share, basic and diluted:
  Numerator for net income, basic and diluted...................   $   724         $   129            $ 1,012              $   199
                                                                   -------         -------            -------              -------
  Denominator for basic earnings per share:
    Weighted average vested common shares outstanding...........    12,427           3,243              7,923                3,204
                                                                   -------         -------            -------              -------
  Net income per share basic....................................   $  0.06         $  0.04            $  0.13              $  0.06
                                                                   =======         =======            =======              =======

  Denominator for diluted earnings per share:
    Weighted average vested common shares outstanding...........    12,427           3,243              7,923                3,204
    Effect of dilutive securities:
      Nonvested common shares...................................       249             528                274                  565
      Common stock options......................................     1,155             442              1,121                  339
      Warrants..................................................        72              96                 97                   87
      Convertible preferred stock...............................     4,813          11,836              8,324               11,836
                                                                   -------         -------            -------              -------

    Weighted average common and common equivalent shares........    18,716          16,145             17,739               16,031
                                                                   -------         -------            -------              -------

Net income per share diluted....................................   $  0.04         $  0.01            $  0.06              $  0.01
                                                                   =======         =======            =======              =======
----------------------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Results" and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

     We are a leading provider of integrated voice and data conferencing solutions for geographically dispersed organizations. We develop, market and support our MeetingPlace system, which allows companies to conduct virtual meetings and extend real-time decision making processes irrespective of the geographic location of participants. With MeetingPlace, participants can schedule and attend a meeting, view, share and edit documents, and capture and retrieve meeting content. MeetingPlace is designed to be an enterprise-wide resource and to leverage existing technologies such as telephones, cellular phones and personal computers.

     We generate revenue from sales of our MeetingPlace products and from customer support and consulting services. Revenue derived from product sales constituted 84%, 82% and 78% of our total revenue in 1996, 1997 and 1998 and 72% in the first half of 1999. Product revenue is generally recognized upon shipment. We calculate an allowance for returns based on historical rates. During 1998, three systems totaling $386,000 were returned and charged to this allowance. There were no system returns in the first half of 1999. Service revenue includes revenue from implementation and integration services, system management services, warranty coverage and customer support. Revenue from implementation and system integration services is recognized as the services are performed, while revenue from system management services, warranty coverage and customer support is recognized ratably over the period of the contract.

     We sell our MeetingPlace products primarily through our direct sales force and, to a lesser extent, through indirect distribution channels. The majority of our revenue is derived from Fortune 1000 companies, many of which initially purchase MeetingPlace servers and later expand deployment of our products as they require additional capacity for voice and data conferencing. In 1997, we expanded into international markets by opening a sales office in the United Kingdom and establishing distributor relationships in Hong Kong and Singapore, and in 1998, we established a distributor relationship in Australia. While we intend to increase sales through indirect channels and internationally, we cannot assure you that we will be successful. In 1998, we expanded the breadth of our support services by establishing a consulting services group to provide expanded implementation services, system management services and customized project consulting.

     Total cost of revenue consists of component and materials costs, direct labor costs, warranty costs, royalties and overhead related to manufacturing of our products, as well as materials, travel and labor costs related to personnel engaged in our service operations. Product gross margin is impacted by the proportion of product revenue derived from software sales, which typically carry higher margins than hardware sales, and from indirect distribution channels, which typically carry lower margins than direct sales. Service gross margin is impacted by the mix of services we provide, which have different levels of profitability, and the efficiency with which we provide full care support and other services to our customers.

Results Of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's condensed consolidated statement of operations to total revenues, except as indicated:

                                            Three Months Ended           Six Months Ended
                                                  June 30,                   June 30,
                                          -----------------------     -----------------------
                                            1999           1998         1999           1998
                                            ----           ----         ----           ----
Revenue:
  Product..........................          72.2%          78.9%        72.1%          81.6%
  Service..........................          27.8%          21.1%        27.9%          18.4%
                                          --------       --------     --------       --------

       Total revenue...............         100.0%         100.0%       100.0%         100.0%

Cost of revenue:
  Product..........................          12.7%          12.9%        12.7%          13.8%
  Service..........................          13.7%          14.1%        13.9%          13.9%
                                          --------       --------     --------       --------

       Total cost of revenue.......          26.4%          27.0%        26.6%          27.7%
                                          --------       --------     --------       --------

Gross profit.......................          73.6%          73.0%        73.4%          72.3%
                                          --------       --------     --------       --------

Operating expenses:
  Research and development.........          12.6%          12.2%        13.2%          13.0%
  Marketing and sales..............          44.7%          48.4%        44.8%          47.0%
  General and administrative.......           6.6%           8.2%         6.6%           8.8%
  Amortization of deferred  stock
   compensation....................           2.9%           1.2%         2.9%           1.1%
                                          --------       --------     --------       --------

       Total operating expenses....          66.8%          70.0%        67.5%          69.9%
                                          --------       --------     --------       --------

Income from operations.............           6.8%           3.0%         5.9%           2.4%
Interest income (expense), net.....           3.2%          (0.2)%        1.7%          (0.2)%
                                          --------       --------     --------       --------

Income before provision for
 income tax........................          10.0%           2.8%         7.6%           2.2%
Provision for income tax...........           0.6%           0.1%         0.5%           0.1%
                                          --------       --------     --------       --------

Net income.........................           9.4%           2.7%         7.1%           2.1%
                                          ========       ========     ========       ========

     Product Revenue

     Product revenue was $5.6 million and $10.2 million for the second quarter and first half of 1999, respectively, which represented increases of 44.2% and 35.0% when compared to corresponding periods of 1998. The increases were due primarily to increased sales of our MeetingPlace products domestically to new customers, increased sales of additional products and features to existing customers, and, to a lesser extent, increased international sales. International sales represented approximately 8% and 12% of product revenue in the three months ended June 30, 1999 and 1998 and approximately 7% and 6% of product revenue in the six months ended June 30, 1999 and 1998.

     Service Revenue

     Service revenue was $2.2 million and $4.0 million for the second quarter and first half of 1999, respectively, which represented increases of 108% and 131% when compared to corresponding periods of 1998. The increases were attributable primarily to growth in our customer base during these periods, which led to increased sales of full care support services, as well as the introduction of additional consulting services such as managed services and expanded implementation and integration services.

     Total Cost of Revenue

     Total cost of revenue was $2.0 million and $3.8 million for the second quarter and first half of 1999, respectively, which represented increases of 54.3% and 46.5% when compared to corresponding periods of 1998. The increase in total cost of revenue was attributable primarily to increased sales of our MeetingPlace products and related services, as well as the increased size of our services staff and the costs of providing services to support an increasingly geographically dispersed customer base. Resulting gross profit was $5.7 million and $10.4 million for the second quarter and first half of 1999, respectively, as compared to $3.6 million and $6.7 million in corresponding periods of 1998. Gross margin was 73.6% and 73.4% as a percentage of revenue, for the second quarter and first half of 1999, respectively, as compared to 73.0% and 72.3% for the corresponding periods of 1998. The slight increase in gross margin is attributable primarily to increased economies of scale resulting from increased product and service revenue, as well as increased sales of MeetingPlace software and enhanced features to existing customers.

     Product gross margin decreased slightly from 82.4% as a percentage of revenue for both the second quarter and first half of 1999 as compared to 83.7% and 83.1% for the corresponding periods of 1998. We expect that product gross margin may decrease in the future due in part to anticipated pricing pressure and an expected increase in the proportion of revenue derived from indirect distribution channels.

     Service gross margin was 50.8% and 50.4% as a percentage of revenue for the second quarter and first half of 1999, respectively, as compared to 33.4% and 24.4% for the corresponding periods of 1998. The increase in service gross margins was attributable to increased economies of scale. We expect that service gross margin may decline in the future as a result of anticipated pricing pressure and the expected international expansion of our service operation.

     Research and Development Expenses

     Research and development expenses consist primarily of compensation and related costs for research and development personnel, facilities expenses for testing space and equipment and royalty payments. Research and development expenses were $972,000 and $1.9 million for the second quarter and first half of 1999, respectively, which represented increases of 62.0% and 55.6% when compared to corresponding periods in 1998. As a percentage of total revenues, research and development expenses rose from 12.2% in the second quarter of 1998 to 12.6% in the second quarter of 1999 and from 13.0% to 13.2% in the first half of 1998 to the first half of 1999. The increase was attributable primarily to the addition of personnel in our research and development organization associated with product development. We expect to continue to make substantial investments in research and development and anticipate that research expenses will continue to increase in absolute dollars.

     Marketing and Sales Expenses

     Marketing and sales expenses consist primarily of promotional expenditures and compensation and related costs for marketing and sales personnel. Marketing and sales expenses were $3.5 million and $6.3 million for the second quarter and first half of 1999, respectively, which represented increases of 45.7% and 45.4% when compared to corresponding periods in 1998. As a percentage of total revenues, marketing and sales expenses declined from 48.4% in the second quarter of 1998 to 44.7% in the second quarter of 1999 and from 47.0% to 44.8% in the first half of 1998 to the first half of 1999. The decrease in marketing and sales expenses as a percentage of revenue was due primarily to increased revenue. The increases in absolute dollars of $1.1 million for the second quarter and $2.0 million for the first half, reflected the addition of personnel in our sales and marketing organizations of approximately $800,000 for the second quarter and $1.5 million for the first half, as well as costs associated with increased selling efforts to develop market awareness of our products and services.

     General and Administrative Expenses

     General and administrative expenses consist primarily of personnel expenses, legal and accounting expenses and other general corporate expenses. General and administrative expenses were $509,000 and $934,000 for the second quarter and first half of 1999, respectively, which represented increases of 26.9% and 15.2% when compared to corresponding periods in 1998. As a percentage of total revenues, general and administrative expenses decreased from 8.2% in the second quarter of 1998 to 6.6% in the second quarter of 1999 and from 8.8% to 6.6% in the first half of 1998 to the first half of 1999. The increase in absolute dollars was attributable primarily to the addition of personnel in our general and administrative organization. The decrease as a percentage of total revenues is due primarily to greater efficiencies of scale. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional costs related to the anticipated growth of our business and operation as a public company.

     Amortization of Deferred Stock Compensation

     In connection with the completion of our initial public offering, options granted in the last quarter of 1997, 1998 and the first half of 1999 have been considered to be compensatory. Total deferred stock compensation associated with these options as of June 30, 1999 amounted to $3.0 million, of which $2,000, $299,000 and $417,000 had been amortized to expense in 1997, 1998 and the first half of 1999. These amounts are being amortized based on the vesting period of these options, most of which are over 48 months. Of the total deferred stock compensation, $222,000 was amortized in the second quarter of 1999. We expect amortization of approximately $790,000 in 1999, $748,000 in 2000, $746,000 in 2001 and $458,000 in 2002 related to these options.

     Interest Income (Expense), Net

     Interest income, net of interest expense, was $246,000 and $238,000 for the second quarter and first half of 1999, respectively, compared to interest expense, net of interest income, of $10,000 and $21,000 for the corresponding periods in 1998. Interest expense was related to obligations under capital leases and equipment loans. The increase in net interest income was attributable primarily to interest income earned on higher cash and marketable securities balances in the second quarter of 1999, primarily from net proceeds from our initial public offering in May 1999.

     Income Taxes

     For the quarter ended June 30, 1999, the provision for income tax was approximately $50,000, compared to $6,000 in the quarter ended June 30, 1998. For the first half of 1999, the provision for income tax was approximately $70,000, compared to $10,000 in the first half of 1998. The Company's effective tax rate was approximately 6% for the second quarter and first half of 1999 and approximately 5% for the same periods in 1998. These rates were lower than the statutory U.S. federal rate due primarily to the utilization of net operating loss carryforwards.

Liquidity and Capital Resources

     In May 1999, the Company completed an initial public offering of its common stock, resulting in net proceeds to the Company of approximately $33.8 million. As of June 30, 1999, we had $37.4 million of cash, cash equivalents and investments, which represented 78.9% of total assets. We also had a $2.0 million line of credit, all of which was available at June 30, 1999. This line of credit expired in July 1999.

     Cash provided by operating activities was $690,000 in the first half of 1999, compared to $372,000 in the same period of 1998. Cash provided by operating activities in 1999 was due to net income plus adjustments for non-cash items, offset by an increase in working capital.

     Cash used in investing activities in the first half of 1999 was $28.2 million, which consisted primarily of the purchase of marketable securities of $33.1 million, partially offset by maturities of marketable securities. For the first half in 1998, cash used in investing activities of $306,000 consisted primarily of the purchase of property and equipment.

     Cash provided by financing activities in the first half of 1999 of $33.5 million consisted primarily of proceeds from our initial public stock offering. For the first half of 1998, cash used by financing activities of $39,000 primarily consisted of payments on obligations under capital leases and notes payable of $239,000, partially offset by the proceeds from issuance of notes payable.

     We believes that our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Year 2000 Readiness Disclosure

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish between twentieth and twenty-first century dates. This may result in software failures or the creation of erroneous results.

     We have conducted the first phases of a Year 2000 readiness review for the current versions of our products. The review includes assessment, implementation activities such as remediation, upgrading and replacement of product versions, validation testing, and contingency planning. We continue to respond to customer questions about prior versions of our products on a case-by-case basis.

     We have largely completed all phases of this plan, except for contingency planning, for the current versions of our products. As a result, all current versions of our products are "Year 2000 Compliant," as defined below, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are also Year 2000 Compliant. We have not tested our products on all platforms or all versions of operating systems that we currently support.

     We have defined "Year 2000 Compliant" as the ability to:

       .  correctly handle date information needed for the December 31, 1999 to
            January 1, 2000 date change;
       . function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration;
       . where appropriate, respond to two-digit date input in a disclosed, defined, and predetermined manner to unambiguously indicate the century referred to;
       . if the date elements in interfaces and data storage specify the century, store and provide output of unambiguous date information; and recognize the year 2000 as a leap year.

     We have tested software obtained from third parties, including licensed software, shareware, and freeware, that is incorporated into our products, and we are seeking assurances from our vendors that licensed software is

Year 2000 Compliant. Despite testing by us and by current and potential clients, and assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products could result in delay or loss of revenue, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could materially adversely affect our business, operating results or financial condition. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of these types of lawsuits against other software vendors. Because of the unprecedented nature of Year 2000 litigation, it is uncertain whether or to what extent we may be affected by it.

     Our internal systems include both our information technology, or IT, and non-IT systems. We have initiated an assessment of our material internal IT systems, including both our own software products and third-party software and hardware technology, but we have not initiated an assessment of our non-IT systems. We expect to complete testing of our IT systems in 1999. To the extent that we are not able to test the technology provided by third-party vendors, we are seeking assurances from vendors that their systems are Year 2000 Compliant. We are not currently aware of any material operational issues or costs associated with preparing our internal IT and non-IT systems for the Year 2000. However, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems.

     We do not currently have any information concerning the Year 2000 compliance status of our customers. If our current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures, especially technology expenditures that were reserved for conferencing products, to address Year 2000 compliance problems, our business could suffer.

     To date, we have incurred expenses of approximately $60,000 for Year 2000 compliance activities. We will incur additional costs related to the Year 2000 plan for administrative personnel to manage the project, outside contractor assistance, technical support for our products, product engineering and customer satisfaction. We estimate that these additional costs will total less than $100,000. However, we may experience material problems and costs with Year 2000 compliance not currently identified in our Year 2000 plan that could adversely affect our business, results of operations, and financial condition.

     We have not yet fully developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be material. We intend to develop a contingency plan by the fourth quarter of 1999. Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

Impact of Recently Issued Accounting Standards

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, or SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998.

     In December 1998, AcSEC released Statement of Position 98-9, or SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2, other than the requirement for vendor-specific objective evidence of the fair value of each delivered element, are satisfied. The provisions of SOP 98-9 that extend the deferral of the second sentence of paragraphs 10, 37, 41 and 57 of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. We are evaluating the requirements of SOP 98-9 and the effects, if any, on our current revenue recognition policies.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, or SOP 98-5, "Reporting on the Costs of Start-Up Activities." This standard requires companies to expense the costs of start-up activities and organization costs as incurred. In general, SOP 98-5 is effective for fiscal years beginning after December 15, 1998.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the FASB issued SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133." SFAS 137 defers the effective date of SFAS 133 to fiscal quarters and years beginning after June 15, 2000. We do not currently hold derivative instruments or engage in hedging activities.

Factors That May Affect Future Results

     In addition to the other information in this report, the following factors should be considered carefully in evaluating the Company's business and prospects:

     Our future profitability is uncertain due to our limited operating history. We have a limited operating history and cannot assure you that our revenue will continue to grow or that we will maintain profitability in the future. Our financial statements must be considered in light of the risks and uncertainties encountered by companies in the early stages of development. We rely substantially on sales of our MeetingPlace products, which have limited market acceptance.

     In addition, we are unable to predict our future product development, sales and marketing, and administrative expenses. To the extent that these expenses increase, we will need to increase revenue to sustain profitability. Our ability to increase revenue and sustain profitability also depends on the other risk factors described in this section.

     Our operating results may fluctuate significantly. Our operating results are difficult to predict. Our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline. The factors that may cause fluctuations of our operating results include the following:

     . changes in our mix of revenues generated from product sales and services;
     . changes by existing customers in their levels of purchases of our products and services;
     . changes in our mix of sales channels through which our products and services are sold; and
     .  changes in our mix of domestic and international sales.

     Orders at the beginning of each quarter typically do not equal expected revenue for that quarter. In addition, a significant portion of our orders is received in the last month of each fiscal quarter. If we fail to ship products by the end of a quarter in which the order is received, or if our prospective customers delay their orders or delivery schedules until the following quarter, we may fail to meet our revenue objectives.

     Our market is highly competitive. Because of intense market competition, we may not be successful. Currently, our principal competitors include:

     . major telecommunications carriers that operate service bureaus for voice conferencing, such as AT&T Corp., MCI Worldcom, Inc. and Sprint Corporation;
     . private branch exchange, or PBX, vendors that sell systems with voice conferencing capabilities, such as Lucent Technologies Inc. and Nortel Networks;
     .  providers of video conferencing systems such as PictureTel Corporation,
          Pinnacle Systems, Inc. and 8x8, Inc.; and
     . smaller start-up companies that offer web-based voice and data conferencing products.

     Many of these companies have longer operating histories, stronger brand names and significantly greater financial, technical, marketing and other resources than we do. These companies also may have existing relationships with many of our prospective customers. In addition, these companies may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.

     In addition, we expect competition to persist and intensify in the future, which could adversely affect our ability to increase sales, penetrate new markets and maintain average selling prices. In the future, we may experience competition from potential competitors that include:

     .  networking companies, such as Cisco Systems, Inc., 3Com Corporation,
          Lucent Technologies Inc. and Nortel Networks that are focusing on enabling the transmission of voice over the Internet and that may offer voice and data conferencing functionality; and
     . collaborative software providers, such as Microsoft Corporation and Lotus Development Corporation, that are focusing on data conferencing products and that may in the future incorporate voice conferencing functionality into their products.

     Our market is in an early stage of development, and our products may not be adopted. If the market for our integrated voice and data conferencing products fails to grow or grows more slowly than we anticipate, we may not be able to increase revenues or remain profitable. The market for integrated real-time voice and data conferencing is relatively new and rapidly evolving. Our ability to remain profitable depends in large part on the widespread adoption by end users of real-time voice and data conferencing.

     We will have to devote substantial resources to educate prospective customers about the uses and benefits of our products. In addition, businesses that have invested substantial resources in other conferencing products may be reluctant or slow to adopt our products, which might replace or compete with their existing systems. Our efforts to educate potential customers may not result in our products achieving market acceptance.

     Rapid technological changes could cause our products to become obsolete or require us to redesign our products The market in which we compete is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and emerging industry standards. In particular, we expect that the growth of the Internet and Internet-based telephony applications, as well as general technology trends such as migrations to new operating systems, will require us to adapt our product to remain competitive. This adaptation could be costly and time-consuming. Our products could become obsolete and unmarketable if products using new technologies are introduced and new industry standards emerge. For example, the widespread acceptance of competing technologies, such as video conferencing and the transmission of voice over the Internet, could diminish demand for our current products. As a result, the life cycle of our products is difficult to estimate.

     To be successful, we will need to develop and introduce new products and product enhancements that respond to technological changes or evolving industry standards, such as the transmission of voice over the Internet, in a timely manner and on a cost effective basis. In addition, our current full care support agreements with our customers require us to deliver two product upgrades per year. We cannot assure you that we will successfully develop these types of products and product enhancements or that our products will achieve broad market acceptance.

     Our sales cycle is lengthy and unpredictable. Any delay in sales of our products could cause our quarterly revenue and operating results to fluctuate. The typical sales cycle of our products is lengthy, generally between six to nine months, unpredictable, and involves significant investment decisions by prospective customers, as well as our education of potential customers regarding the use and benefits of our products. Furthermore, many of our prospective customers have neither budgeted expenses for voice and data conferencing systems nor have personnel specifically dedicated to procurement and implementation of these conferencing systems. As a result, our customers spend a substantial amount of time before purchasing our products in performing internal reviews and obtaining capital expenditure approvals. We cannot be certain that this cycle will not lengthen in the future. The emerging and evolving nature of the real-time voice and data conferencing market may lead to confusion in the market, which may cause prospective customers to postpone their purchase decisions. In addition, general concerns regarding Year 2000 compliance may further delay purchase decisions by prospective customers.

     If we fail to expand our sales and distribution channels, our business could suffer. If we are unable to expand our sales and distribution channels, we may not be able to increase revenue or achieve market acceptance of our MeetingPlace product. We have recently expanded our direct sales force and plan to recruit additional sales personnel. New sales personnel will require training and take time to achieve full productivity, and there is strong competition for qualified sales personnel in our business. In addition, we believe that our future success is dependent upon establishing successful relationships with a variety of distribution partners. To date, we have entered into agreements with only a small number of these distribution partners. We cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that these distribution partners will devote adequate resources to selling our products. Furthermore, if our distribution partners fail to adequately market or support our products, the reputation of our products in the market may suffer. In addition, we will need to manage potential conflicts between our direct sales force and third-party reselling efforts.

     Our ability to expand into international markets is uncertain. We intend to continue to expand our operations into new international markets. In addition to general risks associated with international expansion, such as foreign currency fluctuations and political and economic instability, we face the following risks and uncertainties any of which could prevent us from selling our products in a particular country or harm our business operations once we have established operations in that country:

     . the difficulties and costs of localizing products for foreign markets, including the development of multilingual capabilities in our MeetingPlace system;
     . the need to modify our products to comply with local telecommunications certification requirements in each country; and

     . our lack of a direct sales presence in other countries, our need to establish relationships with distribution partners to sell our products in these markets and our reliance on the capabilities and performance of these distribution partners.

     If we fail to integrate our products with third-party technology, our sales could suffer. Our products are designed to integrate with our customers' data and voice networks, as well as with enterprise applications such as browsers and collaborative software applications. If we are unable to integrate our products with these networks and systems, sales of our products could suffer.

     In addition, we may be required to engage in costly and time-consuming redesigns of our products because of technology enhancements or upgrades of these systems. We may not be able to redesign our products or be certain that any of these redesigns will achieve market acceptance. In addition, we will need to continually modify our products as newer versions of the enterprise applications with which our products integrate are introduced. Our ability to do so largely depends on our ability to gain access to the advanced programming interfaces for these applications, and we cannot assure you that we will have access to necessary advanced programming interfaces in the future.

     We may experience difficulties managing our expected growth. Our recent growth has strained, and we expect that any future growth will continue to strain, our management systems and resources, which could hinder our ability to continue to grow in the future. We may also experience difficulties meeting the demand for our products and services. If we are unable to provide training and support for our products, the implementation process will be longer and customer satisfaction may be lower.

     We may not be able to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. Competition for qualified personnel in the San Francisco Bay area, as well as other markets in which we recruit, is extremely intense and characterized by rapidly increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates.

     Our business could suffer if we lose the services of our current management team. Our future success depends on the ability of our management to operate effectively, both individually and as a group. If we were to lose the services of any of these key employees we may encounter difficulties finding qualified personnel to replace them.

     The loss of our right to use technology licensed to us by third parties could harm our business We license technology that is incorporated into our products from third parties, including digital signal processing algorithms and the MeetingPlace server's operating system and relational database. Any interruption in the supply or support of any licensed software could disrupt our operations and delay our sales, unless and until we can replace the functionality provided by this licensed software. Because our products incorporate software developed and maintained by third parties, we depend on these third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes.

     Any interruption in supply of components from outside manufacturers and
suppliers could hinder our ability to ship products in a timely manner.   We
rely on third parties to obtain most of the components of the MeetingPlace server and integrate them with other standard components, such as the central processing unit and disk drives. If these third parties are no longer able to supply and assemble these components or are unable to do so in a timely manner, we may experience delays in shipping our products and have to invest resources in finding an alternative manufacturer or manufacture our products internally.

     In addition, we obtain key hardware components, including the processors and digital signal processing devices used in the MeetingPlace server, from sole source suppliers. In the past, we have experienced problems in obtaining some of these components in a timely manner from these sources, and we cannot be certain that we will be able to continue to obtain an adequate supply of these components in a timely manner or, if necessary, from alternative sources. If we are unable to obtain sufficient quantities of components or to locate alternative sources of supply, we may experience delays in shipping our products and incur additional costs to find an alternative manufacturer or manufacture our products internally.

     Our products may suffer from defects, errors or breaches of security. Software and hardware products as complex as ours are likely to contain undetected errors or defects, especially when first introduced or when new versions are released. Any errors or defects that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our customer relationships or reputation or increased service and warranty cost. Our products may not be free from errors or defects after commercial shipments have begun, and we are aware of instances in which some of our customers have experienced product failures or errors.

     Many of our customers conduct confidential conferences, and transmit confidential data, using MeetingPlace. Concerns over the security of information sent over the Internet and the privacy of its users may inhibit the market acceptance of our products. In addition, unauthorized users in the past have gained, and in the future may be able to gain, access to our customers' MeetingPlace systems. Any compromise of security could deter people from using MeetingPlace and could harm our reputation and business and result in claims against us.

     We may be unable to adequately protect our proprietary rights, and we may be subject to infringement claims. Unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary, which could cause our business to suffer. Furthermore, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.

     In the future, we may be subject to legal proceedings and claims for alleged infringement of third party proprietary rights. Any of these claims, even if not meritorious, could result in costly litigation, divert management's attention and resources, or require us to enter into royalty or license agreements which are not advantageous to us. Parties making these claims may be able to obtain injunctive or other equitable relief, which could prevent us from selling our products.

     Dell Computer Corporation has registered the "Latitude" mark for computers in the United States and in other countries. Dell's United States trademark registration and Canadian application have blocked our ability to register the "Latitude Communications" and "Latitude" with logo marks in the United States and the "Latitude Communications" mark in Canada. Since we believe that we have priority of trade name usage in the United States, we have petitioned to cancel Dell's United States registration and opposed its Canadian application. The outcome of these proceedings is uncertain. If Dell's registration for the "Latitude" mark is not canceled or if we are unable to obtain consent from Dell for our registration of our marks, we may not be able to register our marks and would have to rely solely on common law protection for these marks. We cannot assure you that we will be free from challenges of or obstacles to our use or registration of our marks.

     We are subject to government regulation, and our failure to comply with these regulations could harm our business Our products are subject to a wide variety of safety, emissions and compatibility regulations imposed by governmental authorities in the United States or in other countries in which we sell our products. If we are unable to obtain necessary approvals or maintain compliance with the regulations of any particular jurisdiction, we may be prohibited from selling our products in that territory. In addition, to sell our products in many international markets, we are required to obtain certifications that are specific to the local telephony infrastructure.

     We may be subject to claims related to Year 2000 issues, and Year 2000 concerns could adversely affect our revenues. Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, beginning on January 1, 2000, computer systems and software used by many companies and organizations in a wide variety of industries, including technology, transportation, utilities, finance and telecommunications, will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Year 2000 compliance efforts may involve significant time and expense, and uncorrected problems could materially adversely affect our business, financial condition and operating results. We may face claims based on Year 2000 issues arising from the integration of multiple products within an overall system. We may also experience reduced sales of our products as potential customers reduce their budgets for voice and data conferencing products due to increased expenditures on their own Year 2000 compliance efforts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness Disclosure."

     Our stock price may be volatile. We expect that the market price of our common stock will fluctuate as a result of variations in our quarterly operating results. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to:

     .  announcements of technological or competitive developments;
     . acquisitions or strategic alliances by us or our competitors; or . the gain or loss by us of significant orders.

     Our executive officers and directors and their affiliates own a large percentage of our voting stock and could control the voting power of the common stock. Our executive officers and directors and their affiliates beneficially own, in the aggregate, a large percentage of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, deter or prevent transactions that would result in the change of control, which in turn could reduce the market price of our common stock.

     Future sales of our common stock may depress our stock price. Sales of a substantial number of shares of common stock in the public market could materially adversely affect the market price of our common stock. All of the 3,125,000 shares issued in the initial public offering in May 1999 are freely tradable. Upon the expiration on November 3, 1999 of arrangements between our stockholders and Latitude or the underwriters in which our stockholders have agreed not to sell or dispose of their Latitude common stock, the remaining 15,666,365 shares of common stock outstanding at June 30, 1999 will be eligible for sale in the public market. Of these shares, 11,682,572 shares will be subject to volume limitations under federal securities laws.

     If our stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of our common stock could fall.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. The portfolio includes only marketable securities with maturities of three to 24 months and with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign country currencies and therefore are not subject to foreign currency risk on such investments.

     Currently, the majority of our sales and expenses are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we do expect to effect some transactions in foreign currencies in the next 12 months, we do not anticipate that foreign exchange gains and losses will be significant. We have not engaged in foreign currency hedging activities to date.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Not Applicable.

Item 2.   Changes in Securities and Use of Proceeds.

     On May 6, 1999, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-72935) was declared effective by the Securities and Exchange Commission, pursuant to which 3,125,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $12.00 per share, generating gross offering proceeds of $37.5 million. The managing underwriters were Credit Suisse First Boston Corporation, Hambrecht & Quist LLC and Dain Rauscher Wessels. After deducting approximately $2.6 million in underwriting discounts and $1.1 million in other related expenses, the net proceeds of the offering were approximately $33.8 million. The Company has not yet used any of the funds from the initial public offering, and the $33.8 million has been invested in investment grade, interest bearing securities. The Company intends to use such remaining proceeds for capital expenditures, including the acquisition of redundant computer and communication systems, and for general corporate purposes, including working capital to fund increased accounts receivable and inventory levels.

Item 3.   Defaults Upon Senior Securities - Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders - Not Applicable.

     On April 6, 1999, the Company held its 1999 annual meeting of stockholders. The following summarizes the matters submitted to a vote of the stockholders:

     1. The election of the following nominees to serve as members of the Board of Directors:

             NOMINEE                      IN FAVOR                 WITHHELD
     --------------------------         -------------            -------------
       Emil C. W. Wang                   14,888,508                   -0-
       Thomas H. Bredt                   14,873,440                 15,000
       Robert J. Finocchio, Jr.          14,888,508                   -0-
       F. Gibson Myers, Jr.              14,873,440                 15,000
       James L. Patterson                14,888,508                   -0-


     2. The reincorporation of the Company under the laws of Delaware, including the amendment of the Company's certificate of incorporation, authorizing 5,000,000 shares of undesignated Preferred Stock of which the Board of Directors has the authority to issue and to determine the rights, preferences and privileges:

            IN FAVOR                       WITHHELD
     ---------------------              --------------
           14,871,733                       12,207

     3. The amendment of the 1993 Stock Plan to add provisions concerning the rights of optionees in the event of a merger or change in control of the
Company:

            IN FAVOR                       WITHHELD
     ---------------------              --------------
           14,870,233                       18,207


     4. The adoption of the 1999 Stock Plan and the reservation of 2,700,000 shares of the Company's Common Stock for issuance thereunder:

            IN FAVOR                       WITHHELD
     ---------------------              --------------
           14,888,508                         -0-


     5. The adoption of the 1999 Directors' Stock Option Plan and the reservation of 250,000 shares of the Company's Common Stock for issuance thereunder:

            IN FAVOR                       WITHHELD
     ---------------------              --------------
           14,829,190                       59,250

     6. The adoption of the 1999 Employee Stock Purchase Plan and the reservation of 500,000 shares for issuance thereunder, with automatic increases on the first day of each of the fiscal years beginning in 2000, 2001, 2002, 2003 and 2004 by the lesser of 200,000 shares or one percent of the total shares outstanding on the last day of the immediately preceding fiscal year:

            IN FAVOR                       WITHHELD
     ---------------------              --------------
           14,524,296                       364,144

     7. The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 1999:

            IN FAVOR                       WITHHELD
     ---------------------              --------------
           14,888,508                         -0-

The above share amounts have been adjusted to reflect the Company's three-for-two stock split and the conversion of the Company's outstanding Preferred Stock into Common Stock upon completion of the Company's initial public offering in May 1999.


Item 5.   Other Information - Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               Exhibit 27.1 - Financial Data Schedule

          (b)  Reports on Form 8-K - None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Latitude Communications, Inc.


                               By: /s/   RICK M. MCCONNELL
                                   --------------------------------------------
                                   Rick M. McConnell
                                   Vice President of Finance and Administration
                                   and Chief Financial Officer (Principal
                                   Financial and Accounting Officer)


Date:  August 10, 1999

                                 EXHIBIT INDEX
                                 -------------

27.1   Financial Data Schedule