Form 10-Q
period 1999-09-30
LATITUDE COMMUNICATIONS INC
filed 1999-11-12
CIK 1078425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999	Commission file number 000-25475

LATITUDE COMMUNICATIONS, INC.

Delaware	94-3177392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2121 Tasman Drive, Santa Clara, CA 95054
(Address of principal executive offices, including zip code)

(408) 988-7200
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of November 5, 1999, there were 18,858,376 shares of the registrant’s Common Stock outstanding.

INDEX

PART I.     FINANCIAL INFORMATION

     Item 1.     Financial Statements.

          Condensed consolidated balance sheets at September 30, 1999 and December 31, 1998

          Condensed consolidated statements of operations for the three months ended September 30, 1999 and 1998;
          and the nine months ended September 30, 1999 and 1998

          Condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998

          Notes to condensed consolidated financial statements

     Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

PART II.     OTHER INFORMATION

     Item 1.     Legal Proceedings.

     Item 2.     Changes in Securities and Use of Proceeds.

     Item 3.     Defaults Upon Senior Securities.

     Item 4.     Submission of Matters to a Vote of Security Holders.

     Item 5.     Other Information.

     Item 6.     Exhibits and Reports on Form 8-K.

SIGNATURES

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements.

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 1999	December 31, 1998
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 8,775	$ 3,982
Short-term marketable securities	25,164	–
Trade accounts receivable, net	5,822	5,627
Inventory	749	688
Prepaids and other assets	1,196	420

Total current assets	41,706	10,717
Property and equipment, net	1,985	1,017
Long-term marketable securities	6,287	–
Deposits and other long-term assets	195	136

Total assets	$ 50,173	$ 11,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 557	$ 805
Accrued expenses	3,015	2,089
Deferred revenue	4,447	2,794
Current portion of long-term debt	514	559

Total current liabilities	8,533	6,247
Long-term debt	431	838

Total liabilities	8,964	7,085

Stockholders’ equity:
Preferred stock	–	12
Common stock	19	4
Additional paid-in capital	55,721	21,362
Notes receivable from common stockholders	(110)	(165)
Deferred stock compensation	(2,076)	(2,103)
Accumulated other comprehensive loss	(126)	–
Accumulated deficit	(12,219)	(14,325)

Total stockholders’ equity	41,209	4,785

Total liabilities and stockholders’ equity	$ 50,173	$ 11,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	1999	1998	1999	1998

Revenue:
Product	$ 6,312	$ 4,270	$ 16,515	$ 11,825
Service	2,400	1,282	6,351	2,989

Total revenue	8,712	5,552	22,866	14,814
Cost of revenue:
Product	1,046	879	2,842	2,154
Service	1,324	747	3,285	2,037

Total cost of revenue	2,370	1,626	6,127	4,191

Gross profit	6,342	3,926	16,739	10,623

Operating expenses:
Research and development	1,021	625	2,896	1,830
Marketing and sales	3,811	2,564	10,138	6,916
General and administrative	641	412	1,575	1,223
Amortization of deferred stock compensation	183	66	600	165

Total operating expenses	5,656	3,667	15,209	10,134

Income from operations	686	259	1,530	489
Interest income (expense), net	475	(13)	713	(34)

Income before provision for income taxes	1,161	246	2,243	455
Provision for income tax	(67)	(10)	(137)	(20)

Net income	$ 1,094	$ 236	$ 2,106	$ 435

Other comprehensive, net of tax
Unrealized gain (loss) on securities	25	–	(126)	–

Comprehensive income	$ 1,119	$ 236	$ 1,980	$ 435

Net income per share–basic	$ 0.06	$ 0.07	$ 0.18	$ 0.13

Shares used in per share calculation–basic	18,590	3,323	11,498	3,243

Net income per share–diluted	$ 0.05	$ 0.01	$ 0.11	$ 0.03

Shares used in per share calculation–diluted	20,051	16,251	18,382	16,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,

	1999	1998

Cash flows from operating activities:
Net income	$ 2,106	$ 435
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	589	475
Provision for excess and obsolete inventory	145	16
Amortization of deferred stock compensation	600	165
Changes in operating assets and liabilities	1,154	(202)

Net cash provided by operating activities	4,594	889

Cash flows from investing activities:
Purchases of property and equipment	(1,557)	(536)
Purchases of available for sale securities	(40,920)	–
Maturities of available for sale securities	9,343	–
Other	(59)	(58)

Net cash used in investing activities	(33,193)	(594)

Cash flows from financing activities:
Proceeds from issuance ofnotes payable	–	349
Payment of notes payable	(452)	(381)
Proceeds from issuance of common stock –
Initial Public Offering, net	33,780	–
Other	64	21

Net cash provided by (used in) financing activities	33,392	(11)

Net increase in cash and cash equivalents	4,793	284
Cash and cash equivalents, beginning of period	3,982	3,578

Cash and cash equivalents, end of the period	$ 8,775	$ 3,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company and Basis of Presentation

     Latitude Communications, Inc. (the “Company”) is a leading provider of integrated voice and data conferencing solutions for geographically dispersed organizations. The Company develops, markets and supports its MeetingPlace system, which allows companies to conduct voice and data conferences which emulate face-to-face meetings, or what we call virtual meetings, and extend real-time decision making processes irrespective of the geographic location of participants. With MeetingPlace, participants can schedule and attend a meeting, share and edit documents, and capture and retrieve meeting content. MeetingPlace is designed to be an enterprise-wide resource and to leverage existing technologies such as telephones, cellular phones and personal computers.

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

Note 2 – Inventory

	September 30, 1999	December 31, 1998
	(Unaudited)
Raw materials	$589	$359
Work in process	–	36
Finished goods	160	293

	$749	$688

Note 3 – Recent Accounting Pronouncements

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the FASB issued SFAS 137 “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS 133.” SFAS 137 defers the effective date of SFAS 133 to fiscal quarters and years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities.

Note 4 – Net Income Per Share

     Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net income per share is computed giving effect to all dilutive potential common shares, including options, warrants and preferred stock.

     A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,

	1999	1998	1999	1998

	(Unaudited)
Net income per share, basic and diluted:
Numerator for net income, basic and diluted	$ 1,094	$ 236	$ 2,106	$ 435

Denominator for basic net income per share:
Weighted average vested common shares outstanding	18,590	3,323	11,498	3,243

Net income per share basic	$ 0.06	$ 0.07	$ 0.18	$ 0.13

Denominator for diluted earnings per share:
Weighted average vested common shares outstanding	18,590	3,323	11,498	3,243
Effect of dilutive securities:
Nonvested common shares	205	422	251	521
Common stock options	1,217	563	1,026	409
Warrants	39	107	78	94
Convertible preferred stock	–	11,836	5,529	11,836

Weighted average common and common equivalent shares	20,051	16,251	18,382	16,103

Net income per share diluted	$ 0.05	$ 0.01	$ 0.11	$ 0.03

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results” and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

     We generate revenue from sales of our MeetingPlace products and from service revenue. Revenue derived from product sales constituted 84%, 82% and 78% of our total revenue in 1996, 1997 and 1998 and 72% in the first nine months of 1999. Product revenue is generally recognized upon shipment. We calculate an allowance for returns based on historical rates. During 1998, three systems totaling $386,000 were returned and charged to this allowance. There were no system returns in the first nine months of 1999. Service revenue includes revenue from implementation and integration services, system management services, warranty coverage and customer support. Revenue from implementation and system integration services is recognized as the services are performed, while revenue from system management services, warranty coverage and customer support is recognized ratably over the period of the contract.

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

Results Of Operations

     The following table lists, for the periods indicated, the percentage of total revenue of each line item from our condensed consolidated statement of operations to total revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,

	1999	1998		1999	1998

Revenue:
Product	72.5%	76.9%		72.2%	79.8%
Service	27.5%	23.1%		27.8%	20.2%

Total revenue	100.0%	100.0%		100.0%	100.0%
Cost of revenue:
Product	12.0%	15.8%		12.4%	14.5%
Service	15.2%	13.5%		14.4%	13.8%

Total cost of revenue	27.2%	29.3%		26.8%	28.3%

Gross profit	72.8%	70.7%		73.2%	71.7%

Operating expenses:
Research and development	11.7%	11.2%		12.7%	12.4%
Marketing and sales	43.7%	46.2%		44.3%	46.7%
General and administrative	7.4%	7.4%		6.9%	8.2%
Amortization of deferred stock
compensation	2.1%	1.2%		2.6%	1.1%

Total operating expenses	64.9%	66.0%		66.5%	68.4%

Income from operations	7.9%	4.7%		6.7%	3.3%
Interest income (expense), net	5.4%	(0	.3)%	3.1%	(0	.2)%

Income before provision for income tax	13.3%	4.4%		9.8%	3.1%
Provision for income tax	0.7%	0.1%		0.6%	0.2%

Net income	12.6%	4.3%		9.2%	2.9%

   Product Revenue

     Product revenue was $6.3 million and $16.5 million for the third quarter and first nine months of 1999, respectively, which represented increases of 48% and 40% when compared to corresponding periods of 1998. The increases were due primarily to increased sales of our MeetingPlace products domestically to new customers, increased sales of additional products and features to existing customers, and, to a lesser extent, increased international sales. International sales represented approximately 11% and 15% of product revenue in the three months ended September 30, 1999 and 1998 and approximately 8% and 9% of product revenue in the nine months ended September 30, 1999 and 1998.

   Service Revenue

     Service revenue was $2.4 million and $6.4 million for the third quarter and first nine months of 1999, respectively, which represented increases of 87% and 113% when compared to corresponding periods of 1998. The increases were attributable primarily to growth in our customer base during these periods, which led to increased sales of full care support services, as well as the introduction of additional consulting services such as managed services and expanded implementation and integration services.

   Total Cost of Revenue

     Total cost of revenue was $2.4 million and $6.1 million for the third quarter and first nine months of 1999, respectively, which represented increases of 46% and 46% when compared to corresponding periods of 1998. The increase in total cost of revenue was attributable primarily to increased sales of our MeetingPlace products and related services, as well as the increased size of our services staff and the costs of providing services to support an increasingly geographically dispersed customer base. Resulting gross profit was $6.3 million and $16.7 million for the third quarter and first nine months of 1999, respectively, as compared to $3.9 million and $10.6 million in corresponding periods of 1998. Gross margin was 73% as a percentage of revenue, for both the third quarter and first nine months of 1999, as compared to 71% and 72% for the corresponding periods of 1998.

     Product gross margin increased slightly to 83% as a percentage of product revenue for both the third quarter and first nine months of 1999 as compared to 79% and 82% for the corresponding periods of 1998. We expect that product gross margin may decrease in the future due in part to potential pricing pressure and an expected increase in the proportion of revenue derived from indirect distribution channels.

     Service gross margin was 45% and 48% as a percentage of revenue for the third quarter and first nine months of 1999, respectively, as compared to 42% and 32% for the corresponding periods of 1998. We expect that service gross margin may decline in the future as a result of the addition of support personnel, potential pricing pressure and an increase in the mix of lower margin service offerings.

   Research and Development Expenses

     Research and development expenses consist primarily of compensation and related costs for research and development personnel, facilities expenses for testing space and equipment and royalty payments. Research and development expenses were $1.0 million and $2.9 million for the third quarter and first nine months of 1999, respectively, which represented increases of 63% and 58% when compared to corresponding periods in 1998. As a percentage of total revenues, research and development expenses rose from 11% in the third quarter of 1998 to 12% in the third quarter of 1999 and from 12% to 13% in the first nine months of 1998 to the first nine months of 1999. The increase was attributable primarily to the addition of personnel in our research and development organization associated with product development. We expect to continue to make substantial investments in research and development and anticipate that research expenses will continue to increase in absolute dollars.

   Marketing and Sales Expenses

     Marketing and sales expenses consist primarily of promotional expenditures and compensation and related costs for marketing and sales personnel. Marketing and sales expenses were $3.8 million and $10.1 million for the third quarter and first nine months of 1999, respectively, which represented increases of 49% and 47% when compared to corresponding periods in 1998. As a percentage of total revenues, marketing and sales expenses declined from 46% in the third quarter of 1998 to 44% in the third quarter of 1999 and from 47% to 44% in the first nine months of 1998 to the first nine months of 1999. The decrease in marketing and sales expenses as a percentage of revenue was due primarily to increased revenue. The increases in absolute dollars of $1.2 million for the third quarter and $3.2 million for the first nine months, reflected the addition of personnel in our sales and marketing organizations, as well as costs associated with increased selling efforts to develop market awareness of our products and services.

   General and Administrative Expenses

     General and administrative expenses consist primarily of personnel expenses, legal and accounting expenses and other general corporate expenses. General and administrative expenses were $641,000 and $1.6 million for the third quarter and first nine months of 1999, respectively, which represented increases of 56% and 29% when compared to corresponding periods in 1998. As a percentage of total revenues, general and administrative expenses were constant at 7% in the third quarter of 1998 and 1999 and decreased from 8% to 7% in the first nine months of 1998 to the first nine months of 1999. The increase in absolute dollars was attributable primarily to the addition of personnel in our general and administrative organization and expenses in connection with being a public company. The decrease as a percentage of total revenues is due primarily to greater efficiencies of scale. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional costs related to the anticipated growth of our business and operation as a public company.

   Amortization of Deferred Stock Compensation

     In connection with the completion of our initial public offering in May 1999, options granted in the last quarter of 1997, 1998 and the first quarter of 1999 have been considered to be compensatory. Total deferred stock compensation associated with these options as of September 30, 1999 amounted to $3.0 million, of which $2,000, $299,000 and $600,000 had been amortized to expense in 1997, 1998 and the first nine months of 1999. These amounts are being amortized based on the vesting period of these options, most of which are over 48 months. Of the total deferred stock compensation, $183,000 was amortized in the third quarter of 1999. We expect amortization of approximately $781,000 in 1999, $726,000 in 2000, $724,000 in 2001 and $444,000 in 2002 related to the options presently outstanding.

   Interest Income (Expense), Net

     Interest income, net of interest expense, was $475,000 and $713,000 for the third quarter and first nine months of 1999, respectively, compared to interest expense, net of interest income, of $13,000 and $34,000 for the corresponding periods in 1998. Interest expense was related to obligations under capital leases and equipment loans. The increase in net interest income was attributable primarily to interest income earned on higher cash and marketable securities average balances in the third quarter of 1999, primarily from net proceeds from our initial public offering in May 1999.

   Income Taxes

     For the quarter ended September 30, 1999, the provision for income tax was $67,000, compared to $10,000 in the quarter ended September 30, 1998. For the first nine months of 1999, the provision for income tax was $137,000, compared to $20,000 in the first nine months of 1998. Our effective tax rate was approximately 6% for the third quarter and first nine months of 1999 and approximately 4% for the same periods in 1998. These rates were lower than the statutory U.S. federal rate due primarily to the utilization of net operating loss carryforwards.

Management Changes

     During the quarter ended September 30, 1999 and since that time, we have had several changes in the executive officers of the corporation.

     Effective July 1999, Stephen S. Pao was appointed to the newly created position of vice president, product management. Mr. Pao had previously served as our director of product marketing from April 1997 to July 1999 and as a product manager from November 1994 to April 1997. Before Latitude, Mr. Pao was a product manager at Visioneer, Inc. from September 1993 to October 1994 and Oracle Corporation from August 1990 to September 1993. Mr. Pao holds a B.S. degree in electrical sciences and engineering and a M.S. degree in electrical engineering and computer science from the Massachusetts Institute of Technology.

     Effective September 1999, R. Dixon Speas, Jr. was appointed to the newly created position of vice president, worldwide sales and support. From March 1989 to September 1999, Mr. Speas served in various management positions with Aspect Telecommunications Corporation, a provider of call center systems, most recently vice president, Asia Pacific and Latin America. From November 1978 to March 1989, Mr. Speas was employed with ROLM Corporation in a series of positions in manufacturing and then customer support. Prior to ROLM, Mr. Speas was employed by Ernst & Ernst as an auditor and consultant. Mr. Speas holds a B.S. degree in industrial engineering, an M.S. degree in operations research from Stanford University and an M.B.A degree from the Stanford Graduate School of Business.

     Effective October 1999, Glenn A. Eaton resigned as vice president, international to pursue other interests. Mr. Speas will serve as acting vice president, international until this position is filled permanently.

     Effective October 1999, Roberta H. Gray resigned as vice president, marketing to pursue other interests. Also effective in October 1999, Robert D. Tate was appointed to the position of vice president, marketing. From August 1994 to May 1999, Mr. Tate served in various management positions with Vantive Corporation, a customer relationship management software company, including vice president, channel marketing from July 1998 to May 1999, vice president, field marketing from January 1997 to June 1998 and vice president, corporate marketing from April 1995 to May 1996. Prior to Vantive, Mr. Tate held various marketing management positions at Aspect from January 1989 to August 1994. Mr. Tate holds a B.S. degree from the University of Southern California and an M.B.A degree from the Fuqua School of Business, Duke University.

Liquidity and Capital Resources

     In May 1999, we completed an initial public offering of common stock, resulting in net proceeds to us of approximately $33.8 million. As of September 30, 1999, we had $40.2 million of cash, cash equivalents and investments, which represented 80.2% of total assets.

     Cash provided by operating activities was $4.6 million in the first nine months of 1999, compared to $889,000 in the same period of 1998. Cash provided by operating activities in 1999 was due to net income plus adjustments for non-cash items and an increase in deferred revenue.

     Cash used in investing activities in the first nine months of 1999 was $33.2 million, which consisted primarily of the purchase of marketable securities of $40.9 million and purchase of property and equipment of $1.6 million, partially offset by maturities of marketable securities. For the first nine months in 1998, cash used in investing activities of $594,000 consisted primarily of the purchase of property and equipment.

     Cash provided by financing activities in the first nine months of 1999 of $33.4 million consisted primarily of proceeds from our initial public stock offering. For the first nine months of 1998, cash used by financing activities of $11,000 primarily consisted of payments on obligations under capital leases and notes payable of $381,000, partially offset by the proceeds from issuance of notes payable.

     We believe that our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

     We have completed all phases of this plan for the current versions of our products. As a result, all current versions of our products are "Year 2000 Compliant," as defined below, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are also Year 2000 Compliant. We have not tested our products on all platforms or all versions of operating systems that we currently support.

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

     Our internal systems include both our information technology, or IT, and non-IT systems. We have completed assessment of our material internal IT and non-IT systems, including both our own software products and third-party software and hardware technology. To the extent that we are not able to test the technology provided by third-party vendors, we are seeking assurances from vendors that their systems are Year 2000 Compliant. We are not currently aware of any material operational issues or costs associated with preparing our internal IT and non-IT systems for the Year 2000. However, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems.

     We currently have information concerning the Year 2000 compliance status of some but not all of our customers. If our current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures, especially technology expenditures that were reserved for conferencing products, to address Year 2000 compliance problems, our business could suffer.

     To date, we have incurred expenses of approximately $65,000 for Year 2000 compliance activities. We will incur additional costs related to the Year 2000 plan for administrative personnel to manage the project, outside contractor assistance, technical support for our products, product engineering and customer satisfaction. We estimate that these additional costs will total less than $100,000. However, we may experience material problems and costs with Year 2000 compliance not currently identified in our Year 2000 plan that could adversely affect our business, results of operations, and financial condition. Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

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

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the FASB issued SFAS 137 “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS 133.” SFAS 137 defers the effective date of SFAS 133 to fiscal quarters and years beginning after June 15, 2000. We do not currently hold derivative instruments or engage in hedging activities.

Factors That May Affect Future Results

     In addition to the other information in this report, the following factors should be considered carefully in evaluating the Company’s business and prospects:

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

  changes in our mix of revenues generated from product sales and services;
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
  private branch exchange, or PBX, vendors that sell systems with voice conferencing capabilities, such as Lucent Technologies Inc. and Nortel Networks; and
  smaller start-up companies that offer web-based voice and data conferencing products.

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

     Rapid technological changes could cause our products to become obsolete or require us to redesign our products. The market in which we compete is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and emerging industry standards. In particular, we expect that the growth of the Internet and Internet-based telephony applications, as well as general technology trends such as migrations to new operating systems, will require us to adapt our product to remain competitive. This adaptation could be costly and time-consuming. Our products could become obsolete and unmarketable if products using new technologies are introduced and new industry standards emerge. For example, the widespread acceptance of competing technologies, such as video conferencing and the transmission of voice over the Internet, could diminish demand for our current products. As a result, the life cycle of our products is difficult to estimate.

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

     Our business could suffer if we lose the services of our current management team. Our future success depends on the ability of our management to operate effectively, both individually and as a group. If we were to lose the services of any of these key employees we may encounter difficulties finding qualified personnel to replace them. Recently, we have had three individuals join and two individuals leave the management team.

     The loss of our right to use technology licensed to us by third parties could harm our business. We license technology that is incorporated into our products from third parties, including digital signal processing algorithms and the MeetingPlace server's operating system and relational database. Any interruption in the supply or support of any licensed software could disrupt our operations and delay our sales, unless and until we can replace the functionality provided by this licensed software. Because our products incorporate software developed and maintained by third parties, we depend on these third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes.

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

     We are subject to government regulation, and our failure to comply with these regulations could harm our business. Our products are subject to a wide variety of safety, emissions and compatibility regulations imposed by governmental authorities in the United States or in other countries in which we sell our products. If we are unable to obtain necessary approvals or maintain compliance with the regulations of any particular jurisdiction, we may be prohibited from selling our products in that territory. In addition, to sell our products in many international markets, we are required to obtain certifications that are specific to the local telephony infrastructure.

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

  announcements of technological or competitive developments;
  acquisitions or strategic alliances by us or our competitors; or
  the gain or loss by us of significant orders.

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

     Future sales of our common stock may depress our stock price. Sales of a substantial number of shares of common stock in the public market could materially adversely affect the market price of our common stock. All of the 3,125,000 shares issued in the initial public offering in May 1999 are freely tradable. Upon the expiration on November 3, 1999 of arrangements between our stockholders and Latitude or the underwriters in which our stockholders have agreed not to sell or dispose of their Latitude common stock, the remaining 15,666,365 shares of common stock outstanding at September 30, 1999 became eligible for sale in the public market. Of these shares, 11,682,572 shares are subject to volume limitations under federal securities laws.

     If our stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of our common stock could fall.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

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

PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings – Not Applicable.

Item 2.      Changes in Securities and Use of Proceeds.

     On May 6, 1999, in connection with the Company’s initial public offering, a Registration Statement on Form S-1 (No. 333-72935) was declared effective by the Securities and Exchange Commission, pursuant to which 3,125,000 shares of the Company’s Common Stock were offered and sold for the account of the Company at a price of $12.00 per share, generating gross offering proceeds of $37.5 million. The managing underwriters were Credit Suisse First Boston Corporation, Hambrecht & Quist LLC and Dain Rauscher Wessels. After deducting approximately $2.6 million in underwriting discounts and $1.1 million in other related expenses, the net proceeds of the offering were approximately $33.8 million. The Company has not yet used any of the funds from the initial public offering, and the $33.8 million has been invested in investment grade, interest bearing securities. The Company intends to use such remaining proceeds for capital expenditures, including the acquisition of redundant computer and communication systems, and for general corporate purposes, including working capital to fund increased accounts receivable and inventory levels.

Item 3.      Defaults Upon Senior Securities - Not Applicable.

Item 4.      Submission of Matters to a Vote of Security Holders – Not Applicable.

Item 5.      Other Information – Not Applicable.

Item 6.      Exhibits and Reports on Form 8-K.

            (a)      Exhibits:

                        10.5* - 1999 Directors’ Stock Option Plan and form of stock option agreement

                        27.1 - Financial Data Schedule

            (b)      Reports on Form 8-K - None

* - Revised version correcting certain typographical errors in original filed version.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Latitude Communications, Inc.

By:     /s/     RICK M. MCCONNELL
________________________________________________
Rick M. McConnell
Vice President of Finance and Administration and
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 12, 1999

EXHIBIT INDEX

10.5 - 1999 Directors’ Stock Option Plan and form of stock option agreement

27.1 - Financial Data Schedule

* - Revised version correcting certain typographical errors in original filed version.