Form 10-K
period 1999-12-31
LATITUDE COMMUNICATIONS INC
filed 2000-03-30
CIK 1078425

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-K

       (MARK ONE)

        /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
        / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM_________ TO _________
                        COMMISSION FILE NUMBER: 000-25475
                          ----------------------------
                          LATITUDE COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                          DELAWARE                            94-3177392
       (State or other jurisdiction of incorporation       (I.R.S. Employer
                      or organization)                   Identification No.)

                    2121 TASMAN DRIVE, SANTA CLARA, CA 95054
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (408) 988-7200


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $252,754,000 as of February 29, 2000, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       There were 18,987,095 shares of the registrant's Common Stock issued and outstanding as of March 21, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on June 1, 2000.

================================================================================

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     We are a leading provider of enterprise e-conferencing solutions that enable geographically dispersed organizations to collaborate in real time. The company's award-winning MeetingPlace system is designed for enterprise-wide deployment to improve the ability of employees, partners, and customers to meet and work. With MeetingPlace, participants can schedule and attend a meeting, view, share and edit documents, and capture and retrieve meeting content. MeetingPlace is designed to be an enterprise-wide resource and to leverage existing technologies such as telephones, cellular phones and personal computers. Moreover, we expect that the dramatic growth in web browsers and collaborative software applications will drive e-conferencing as an important business application of the Internet.

     MeetingPlace consists of three components: (a) the MeetingPlace conference server; (b) MeetingPlace software; and (c) system integration options. MeetingPlace incorporates many easy-to-use features that allow participants to emulate the voice and data collaboration that occurs in a face-to-face meeting, such as breakout sessions, roll calls and meeting handouts. MeetingPlace provides simultaneous voice and data conferencing and the ability to record and access meeting content while lowering the enterprise's overall conferencing costs.

     We began commercial shipment of MeetingPlace in December 1994 and, as of December 31, 1999, had over 270 customers. In addition to enterprise-wide general deployment, customers have purchased and used MeetingPlace for a variety of specific business applications, including morning brokerage calls, crisis management, training and education, customer and client services, supply chain management and merger integration. Furthermore, over 60% of our customers have purchased additional products or services after their initial system installations. MeetingPlace has been installed in some of the world's leading enterprises, including 3Com, Aetna, Cisco, Charles Schwab & Co., Credit Suisse First Boston, Hewlett-Packard, Honeywell, Intuit, Inc., Microsoft, Oracle, State Farm Insurance, Union Pacific Railroad and the U.S. Federal Reserve Bank.

INDUSTRY BACKGROUND

     The proliferation of communications technologies is revolutionizing the way people conduct business. Today, businesses of all sizes are empowering their employees with a diverse array of communications tools to facilitate information flow and improve productivity. From voicemail, fax machines and cellular phones to e-mail, laptop computers and handheld devices, businesses have demonstrated their continued willingness to adopt technologies that enable their employees, vendors and customers to communicate more efficiently across disparate geographies and time zones.

     An enterprise's willingness to adopt a new communications technology depends largely on the technology's ability to efficiently replace or enhance an existing business practice. Voicemail is a more convenient and cost effective substitute for the traditional pad-and-paper answering service. E-mail provides a similar improvement over traditional inter-office mail. Cellular phones and laptop computers provide added flexibility for mobile workers over the traditional telephone and desktop computer. In addition, enterprises have sought to enhance their competitive advantage by creating a virtual presence with their customers and vendors through such means as e-commerce and extranets. Each of these technologies has increased productivity by extending the workplace beyond the physical office.

     We believe that no single, widely deployable technology, however, has been able to effectively provide the integrated voice and data collaboration that occurs in a face-to-face meeting in a cost effective manner. To have a meeting today, a business typically must have everyone present in a conference room or invest in limited and often expensive technologies or services that allow people to communicate. For example, audio conferencing, although widely used and available, is relatively expensive and does not enable participants to share and modify documents. Video conferencing systems enable participants to see each other but have technical limitations, such as minimum bandwidth requirements, and are not widely available to users. Collaborative software applications, such as Microsoft Outlook and Lotus Notes, focus on workflow improvements rather than sharing documents real-time and allowing users to speak with other participants.

     To address this need for efficient, real-time voice and data communication, organizations have resorted to using a patchwork of these technologies, including conferencing, fax, e-mail and collaborative software applications. While these technologies have been widely implemented, they do not allow an enterprise to create a comprehensive network for collaboration throughout the organization to promote information flow and effective decision making. We believe that the growing geographic dispersion and mobility of workers further compound this problem.

     As a consequence, we believe there is significant demand for an integrated, cost-effective and easy-to-use product that enables simultaneous real-time voice communication and secure document collaboration irrespective of geographic location. Furthermore, we believe that such a product must leverage the existing voice and data infrastructure within the enterprise to facilitate widespread deployment and realize significant cost savings. Finally, the system must provide incremental capabilities to improve the meeting itself.

THE LATITUDE SOLUTION

     We have developed a solution, MeetingPlace, that allows companies to conduct meetings which extend real-time decision making processes irrespective of the geographic locations of participants. With MeetingPlace, users can schedule and attend a meeting, share and edit documents, and record and access meeting content. Attendees can participate in a meeting using widely available communications devices such as telephones, cellular phones, laptop computers and desktop computers. MeetingPlace is designed to be an enterprise-wide resource and to integrate seamlessly into widely deployed enterprise software environments, including corporate intranets and collaborative software environments such as Microsoft Outlook.

     Key benefits of MeetingPlace include:

     SEAMLESS INTEGRATION OF REAL-TIME VOICE AND DATA CONFERENCING. MeetingPlace allows participants to easily schedule and attend meetings that combine voice conferencing with real-time sharing and editing of data. By leveraging an enterprise's existing voice and data networks, MeetingPlace provides reliable and robust transport of toll-quality voice as well as real-time data sharing and editing.

     TIME-DISPLACED ACCESS TO MEETINGS. MeetingPlace provides an integrated ability to record and archive meeting conversations and materials, enabling information generated during a meeting to be efficiently passed on to those unable to attend. In addition, audio or data information can be made available to participants in advance of the meeting.

     LOWER OVERALL COST OF CONFERENCING. With a MeetingPlace server installed, the cost of a conference is limited to the long-distance charge, if any, for each participant. In contrast, the cost of a conference using a third-party service bureau typically ranges between $0.30 and $0.55 per minute per participant within the United States. As such, we believe that a typical customer can realize significant cost savings relative to existing voice conferencing services provided by third-party service bureaus.

     SECURITY AND CONTROL. MeetingPlace's customer premise-based system provides an architecture which enables an enterprise to manage data collaboration securely behind its network security system, referred to in the software industry as a corporate firewall, consistent with its other information technology strategies. Additionally, MeetingPlace eliminates several risks associated with third party conferencing service bureaus, such as operators giving access to unwelcome participants.

     EASE OF USE AND BROAD FEATURE SET. MeetingPlace allows users to schedule, attend and review meetings easily from their telephones or familiar desktop environments such as browsers or Microsoft Outlook. In addition, MeetingPlace incorporates a large number of features that allow end users to emulate many aspects of a face-to-face meeting such as breakout sessions, roll calls and meeting hand-outs.

     SCALABILITY AND CONFIGURABILITY. MeetingPlace is scalable with an enterprise's conferencing needs. MeetingPlace servers are designed to be networked together to coordinate the deployment of servers on a global basis and to allow for large single meeting sessions of over 1,000 simultaneous participants. Moreover, MeetingPlace can be configured in a variety of ways to satisfy specific business applications, such as training and supply chain management.

PRODUCTS AND SERVICES

     MEETINGPLACE HARDWARE AND SOFTWARE PLATFORM

     Our MeetingPlace system enables the enterprise-wide deployment of real-time voice and data conferencing capabilities. Designed to integrate with an enterprise's existing telephone and data networks, MeetingPlace facilitates meetings among people in different locations using phones and network connected computers. The MeetingPlace system consists of three types of components:

     MEETINGPLACE CONFERENCE SERVER. At the core of the MeetingPlace system is the MeetingPlace conference server, an integrated hardware and software platform. The MeetingPlace server is built around an Intel Pentium processor and incorporates standard trunk interfaces to many analog and digital phone systems, an Ethernet interface for local area networks, and a storage system based on the small computer systems interface, or SCSI, to manage internal database functions and conference recordings. In addition, the platform utilizes our advanced high-performance digital signal processing cards to manage voice communications. Each MeetingPlace server can scale from 8 to 120 concurrent users in any combination of different sized conferences, enabling customers to configure the MeetingPlace server on a concurrent user basis. In addition to the MeetingPlace conference server, an enterprise can increase scalability and reliability with the following options:

     MEETINGPLACE NETWORK SERVER. An integrated hardware and software platform that enables customers to manage up to eight MeetingPlace conference servers with centralized scheduling, administration and reporting.

     MEETINGPLACE SHADOW NETWORK SERVER. An integrated hardware and software platform that provides redundancy in the event of failure of the MeetingPlace network server.

     MEETINGPLACE SOFTWARE. The MeetingPlace conference server includes system software necessary to schedule, conduct and manage real-time voice and data conferences. This software includes an operating system and a structured query language, or SQL, relational database, as well as integrated voice processing, conference scheduling and conference bridging software. The MeetingPlace system software also includes an optional simple network management protocol, or SNMP, agent for centralized network management. Enterprise customers can configure their MeetingPlace systems by choosing any of the following software options:

     MEETINGPLACE DATA CONFERENCING. Server-based software that facilitates real-time data collaboration using either standards-based collaboration software such as Microsoft NetMeeting or Java-compatible web browsers such as Microsoft Internet Explorer and Netscape Navigator.

     MEETINGNOTES. Software that facilitates management of meeting agendas, roll calls, attached electronic documents, related web hyperlinks, and conference recordings.

     MEETINGPLACE FLEX MENUS. Software that enables customization of telephone touch-tone menus to access particular meetings and their associated MeetingNotes information.

     MEETINGTIME. Windows or Macintosh compatible client software that enables users to schedule, configure and monitor advanced meeting functions such as breakout sessions and lecture style, listen-only meetings.

     SYSTEM INTEGRATION OPTIONS. We also offer several optional modules that enable the integration of MeetingPlace with other strategic communications tools used by the enterprise. Currently, these modules include:

     MEETINGPLACE WEBPUBLISHER. Windows NT-based software that integrates MeetingPlace with an enterprise's web server to provide end users with browser-based scheduling and management of conferences. WebPublisher also integrates with RealAudio to provide streaming audio playback of conference recordings.

     MEETINGPLACE OUTLOOK INTERFACE. Windows NT-based software that integrates MeetingPlace with Microsoft Exchange to facilitate conference scheduling and delivery of notifications through the Microsoft Outlook calendaring interface from the user's desktop.

     MEETINGPLACE E-MAIL GATEWAY. Windows NT-based software that integrates MeetingPlace with popular e-mail systems, including Microsoft Exchange and Lotus Notes, for automated e-mail delivery of conference notifications and meeting materials.

     MEETINGPLACE FAX GATEWAY. Windows NT-based software that integrates MeetingPlace with a Windows NT-based fax server for automated fax delivery of conference notifications and meeting materials.

     Our MeetingPlace system is designed for deployment in enterprise environments with a wide array of standard and optional features for end users, help desk employees and system managers, including:

--------------------------------------------------------------------------------------------------------------------
CAPABILITY FEATURES                                              FEATURES
--------------------------------------------------------------------------------------------------------------------

MEETING SET-UP. Automated               o ability to schedule in advance or real-time
scheduling and notification of          o schedule via MeetingTime software, web browser, telephone or
meetings.                                 Microsoft Outlook
                                        o scheduling of recurring meetings
                                        o password and profile restrictions
                                        o notification through e-mail, Microsoft Outlook, fax or pager
                                        o automatic dial-out to participants

--------------------------------------------------------------------------------------------------------------------
IN-SESSION CAPABILITIES. Management     o roll calls
and control of meeting attendance and   o announced and screened entries
flow.                                   o participant exclusion
                                        o breakout sessions
                                        o lecture style, listen-only conferences
                                        o real-time speaker identification
                                        o interactive question and answer format
                                        o participant muting
                                        o automated dial-out to late participants
--------------------------------------------------------------------------------------------------------------------
ATTACHMENTS. Distribution of            o distribution and notification of meeting materials, including
electronic meeting materials.             electronic documents, prerecorded voice or video and Internet hyperlinks
                                        o access before, during or after meeting
                                        o automatic forwarding by e-mail or fax
                                        o access to materials via the web, by e-mail or by fax
--------------------------------------------------------------------------------------------------------------------
RECORDING. Recording, storage and       o on/off control during conference
playback of conferences.                o automatic posting for playback
                                        o password or profile controlled access
                                        o access through telephone, downloaded audio file or streaming
                                        o audio using RealAudio over the web
--------------------------------------------------------------------------------------------------------------------
SYSTEM ADMINISTRATION. Tools for        o remote administration via Internet protocol-based network (e.g.,
management of MeetingPlace by system      Internet)
administrators.                         o help desk monitoring via standard simple network management protocol, or SNMP, applications
                                        o configuration, user profile management, capacity planning, internal billback and automated backups through MeetingTime software
                                        o system reporting capability
--------------------------------------------------------------------------------------------------------------------

     We license technology that is incorporated into our products from third parties, including digital signal processing algorithms and the MeetingPlace server's operating system and relational database. See "Factors Affecting Future Operating Results--The loss of our right to use technology licensed to us by third parties could harm our business." Software and hardware products as complex as ours are likely to contain undetected errors or defects. See "Factors Affecting Future Operating Results--Our products may suffer from defects, errors or breaches of security."

CONSULTING AND SUPPORT SERVICES

     In addition to our MeetingPlace hardware and software offerings, we provide extensive follow-on consulting and support services to our customers to ensure successful deployment of MeetingPlace in their organizations. We offer implementation and integration services on an individual engagement basis, and full care support and managed services on an ongoing recurring basis.

     IMPLEMENTATION SERVICES. Implementation services include turnkey project management, database design, specific business application development, training and on-site installation. These services target seamless integration with a wide variety of telephone systems, local area network configurations, web servers and messaging systems.

     INTEGRATION SERVICES. Integration services include customization of web interfaces to MeetingPlace, custom programming of telephone access menus through the MeetingPlace Flex Menu Option, custom reporting and billing, integration of MeetingPlace into non-standard voice or data networking infrastructures and advanced application support and training. These services are designed for customers with special application or integration needs.

     FULL CARE SUPPORT. Full care support is an annual or multi-year service plan that provides telephone-based technical support to system managers. In addition, participating customers receive a software subscription service for new releases, access to a standby conference server and onsite hardware maintenance.

     MANAGED SERVICES. Managed services are designed for customers that desire on-site MeetingPlace systems but wish to outsource MeetingPlace's administration and management. Managed services include all user profile management, help desk support, rollout, capacity planning, technical support and monthly usage reporting.

TECHNOLOGY

     MeetingPlace incorporates a wide variety of internally developed and third party licensed technologies. Key aspects of our technology platform include:

     HIGH-PERFORMANCE DIGITAL SIGNAL PROCESSING ENGINE. To meet the needs of a highly scalable conferencing system, we designed our own general purpose digital signal processing card based on a reduced instruction set computing, or RISC, microprocessor and programmable Texas Instruments digital signal processing chips. MeetingPlace configurations can contain up to four digital signal processing cards to deliver up to five billion instructions per second of processing power in a single server. Our software leverages the power of these digital signal processing cards to provide high quality conference bridging that integrates digital signal processing algorithms for echo cancellation, automatic gain control, background noise suppression, voice compression, and speaker and dial tone detection.

     CONFERENCE SCHEDULING ENGINE. A sophisticated conference scheduling engine efficiently allocates MeetingPlace system resources, including conference licenses, access ports, recording space and meeting identification numbers. The scheduling agent utilizes a structured query language, or SQL, relational database to manage transactions originating internally or externally from either the voice or data network. The software allows for sufficient flexibility to encompass real-world scenarios including early arrivals, unexpected participants, conference no-shows and meetings that run over their scheduled times.

     CONFERENCE RECORDING AND PLAYBACK. To record and play back conferences, MeetingPlace enables voice compression and decompression in addition to a proprietary voice file system.

     The integration of conference scheduling, bridging and recording enables MeetingPlace to facilitate impromptu recording and playback of voice conferences without operator intervention or external equipment.

     ROBUST SERVER SOFTWARE ARCHITECTURE. MeetingPlace utilizes a robust set of internally developed application programming interfaces, or APIs, that are designed to integrate with a variety of external applications, including web servers, e-mail systems and fax servers.

     DISTRIBUTED NETWORK ARCHITECTURE. MeetingPlace enables the centralized administration and management of multiple servers distributed over an enterprise's local or wide area network. The system also incorporates an internal database replication engine, system-wide redundancy for MeetingPlace network servers and fault tolerance to network outages.

       To be successful, we will need to develop and introduce new products that respond to technological changes or evolving industry standards, such as voice over the Internet, in a timely manner and on a cost-effective basis. In addition, we will need to integrate our products with our customers' networks and enterprise applications on an ongoing basis. Furthermore, any significant interruption in the supply or support of any licensed software incorporated in our products could adversely affect our sales. See "Factors Affecting Future Operating Results--Rapid technological changes could cause our products to become obsolete or require us to redesign our products," "--If we fail to integrate our products with third-party technology, our sales could suffer" and "--The loss of our right to use technology licensed to us by third parties could harm our business."

CUSTOMERS

       We began commercial shipment of our products in December 1994 and, as of December 31, 1999, had over 270 customers. Our typical customers are medium to large businesses with geographically diverse employees, suppliers, customers and other constituents. In addition to enterprise-wide general deployment, customers have purchased and used MeetingPlace for a variety of specific business applications, including crisis management, training and education, customer and client services, supply chain management and merger integration. Furthermore, over 60% of our existing customers have purchased additional products or services after their initial system installations. The following is a representative list of our customers that have purchased MeetingPlace:

--------------------------------------------------------------------------------------------------------------------
HIGH TECHNOLOGY
--------------------------------------------------------------------------------------------------------------------
SOFTWARE                            HARDWARE                                NETWORKING AND
Adobe Systems, Inc.                 Advanced Micro Devices, Inc.            TELECOMMUNICATIONS
America Online, Inc.                Apple Computer, Inc.                    3Com Corporation
Cadence Design Systems, Inc.        Fujitsu Limited                         Aspect Telecommunications Corporation
Clarify Inc.                        Hewlett-Packard Company                 Bell Atlantic Corporation
Edify Corporation                   Honeywell Inc.                          CellularOne
Enterprise Systems, Inc.            Hutchinson Technology Inc.              Ciena Corporation
Great Plains Software, Inc.         Motorola, Inc.                          Cisco Systems, Inc.
Informix Corporation                Natural Microsystems Corporation        Norstan Inc.
Intuit, Inc.                        Quantum Corporation                     PSINet
Microsoft Corporation               Rockwell International Corporation      Tellabs, Inc.
NetManage, Inc.                     Seagate Technology, Inc.
Network Associates, Inc.
Oracle Corporation
PeopleSoft, Inc.
Qualcomm Inc.
SAP America, Inc.
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
FINANCIAL SERVICES
--------------------------------------------------------------------------------------------------------------------
INVESTMENT BANKING                  INSURANCE                               OTHER FINANCIAL SERVICES
BancBoston Robertson.               Aetna Inc.                              Brown Brothers Harriman & Co.
   Stephens Inc                     American International Group, Inc.      Capital Group Companies Inc.
Charles Schwab & Company            CNA Financial Corporation               Conseco, Inc.
Credit Suisse First Boston          CUNA Mutual Group                       Fidelity Investments
   Corporation                      John Hancock Mutual Life Insurance      Franklin Templeton
Dain Rauscher Wessels                  Company                              Instinet Corp.
J.C. Bradford & Co.                 State Farm Insurance                    Southwest Securities Group, Inc.
Morgan Stanley Dean Witter                                                  The Vanguard Group
   & Co.                            COMMERCIAL BANKING
NationsBanc Montgomery              ABN AMRO Bank NV
   Securities LLC                   BankBoston
Prudential Securities               Bank of America
   Incorporated                     Compass Bank
SG Cowen Securities                 Life Savings Bank
   Corporation                      KeyCorp
UBS AG                              Northern Trust Bank
                                    STAR Financial Bank
--------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------
OTHER INDUSTRY SECTORS
--------------------------------------------------------------------------------------------------------------------
PROFESSIONAL SERVICES                      TRANSPORTATION                         RETAIL
Andersen Consulting                        Air Canada                             Best Buy Co., Inc.
Automatic Data Processing, Inc.            CSX Corp.                              Kinko's, Inc..
A.T. Kearney, Inc.                         Budget Rent a Car Corporation          Pier 1 Imports, Inc
The Boston Consulting Group, Inc.          Burlington Northern Santa Fe Corp.     Rite Aid Corporation
Cambridge Technology Partners, Inc.        Union Pacific Corp.                    Weight Watchers International, Inc.
Deloitte & Touche, LLP                                                            Webvan Group, Inc.
Electronic Data Systems, Corp.
Gartner Group, Inc.
International Data Corporation
META Group, Inc.

GOVERNMENT                                 HEALTHCARE                             EDUCATION
U.S. Federal Reserve Bank                  Blue Shield of California              California State University
NASA                                       Cardinal Health, Inc.                  The Ohio State University
U.S. Court of Appeals                      Kaiser Permanente                      Rio Salado College
State of Alaska                            Merck-Medco Managed Care, LLC          University of Illinois
State of New Mexico                                                               University of Texas

--------------------------------------------------------------------------------------------------------------------

       No single customer accounted for more than 10% of our total revenues in 1999 or 1998. The inclusion of the names of our customers in the table above and in the discussion below is not intended to imply that these customers are actively endorsing or promoting our products and services.

MARKETING AND SALES

       MARKETING. To create awareness, market demand and sales opportunities for our products, we engage in a number of marketing activities which include public relations activities with trade and business press, exhibiting products and applications at industry trade shows and on our web site, direct marketing, advertising in selected publications aimed at targeted markets and distribution of sales literature, technical specifications and documentation. Our marketing efforts focus on educating the significant influencers within enterprises, targeting IT executives and IT managers to build a business case and closing on initial deployment applications. In addition, we cultivate relationships with major network and telecommunications equipment providers, and we intend to engage in co-marketing activities with enterprise software providers.

       SALES. Our distribution strategy is to sell our products and services to medium to large businesses with geographically dispersed employees, suppliers, customers and other constituents. We employ a direct sales force in the United States as our primary distribution channel to market to these enterprises. As of December 31, 1999, our direct sales force consisted of 47 sales representatives located in 15 cities. Latitude uses a consultative sales approach working closely with customers to understand and define their needs and determine how they can be addressed by our products and services. This strategy continues after the initial product implementation, the successful completion of which is typically a prerequisite to full scale deployment. While the sales cycle varies from customer to customer, it typically lasts between six and nine months. See "Factors Affecting Future Operating Results--Our sales cycle is lengthy and unpredictable."

       In addition to our direct sales force in the United States and the United Kingdom, we use indirect channels to extend our marketing effort. Traditionally, our indirect channels have included resellers that target specific geographic regions and vertical markets, as well as usage-based resellers who offer access to MeetingPlace services on a per-minute basis. During 1999, we also increased our reseller focus on global strategic accounts, small to mid-sized companies through the application service provider channel, and the federal government. As of December 31, 1999, we had seven domestic resellers and four international resellers. We intend to continue to grow our reseller channels. See "Factors Affecting Future Operating Results--If we fail to expand our sales and distribution channels, our business could suffer" and "--Our ability to expand into international markets is uncertain."

COMPETITION

       We compete in a market that is highly competitive and rapidly changing. We expect competition to persist and intensify in the future. We believe the principal competitive factors in our market include, or are likely to include, overall cost of conferencing, product performance and features such as the ability to integrate voice and data, reliability, ease of use, size of customer base, quality of service and technical support, sales and distribution capabilities and strength of brand name. A description of our principal competitors and the risks associated with the competitive nature of our market are discussed in greater detail in "Factors Affecting Future Operating Results--Our market is highly competitive."

       We cannot be certain that we will be able to compete successfully with existing or new competitors. If we fail to compete successfully against current or future competitors, our business could suffer.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

       Our success is heavily dependent upon protecting our proprietary technology. We rely primarily on a combination of patents, copyright, trademark, trade secrets, non-disclosure agreements and other contractual provisions to protect our proprietary rights. As of December 31, 1999, we had four issued U.S. patents relating to voice processing interfaces, recording and retrieval of audio conferences, and graphical computer interfaces for teleconference systems. We cannot be certain that these patents will provide us with any competitive advantages or will not be challenged, invalidated or circumvented by third parties or that the patents of others will not have an adverse effect on our ability to do business. A discussion of risks associated with the protection of our patents and intellectual property rights and potential infringement by us of the patents and intellectual property rights of others is presented in "Factors Affecting Future Operating Results--We may be unable to adequately protect our proprietary rights, and we may be subject to infringement claims."

MANUFACTURING

       We currently outsource the manufacturing of all of the subassemblies and components of the MeetingPlace server to third parties. This strategy allows us to reduce costly investment in manufacturing capital and to leverage the expertise of our vendors. Our manufacturing operation consists primarily of final assembly and testing of fully-configured MeetingPlace servers. Some of the components and parts used in our products are procured from sole sources, including the processor and digital signal processing device used in our MeetingPlace server. We typically obtain components from only one vendor even where multiple sources are available, to maintain quality control and enhance the working relationship with suppliers. These purchases are made under existing contracts or purchase orders. The failure of any sole source suppliers to deliver on schedule could delay or interrupt our delivery of products and adversely affect our business. See "Factors Affecting Future Operating Results--Any interruption in supply of components from outside manufacturers and suppliers could hinder our ability to ship products in a timely manner."

EMPLOYEES

       As of December 31, 1999, we had a total of 147 employees, of which 26 were in research and development, 101 were in sales, marketing and customer support, and 20 were in finance, administration and operations. Our future performance depends in significant part upon our ability to attract new personnel and the continued service of existing personnel in key areas including engineering, technical support and sales. Competition for qualified personnel is intense and there can be no assurance that we will be successful in attracting or retaining employees in the future. None of our employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good. See "Factors Affecting Future Operating Results--We may experience difficulties managing our expected growth" and "--Our business could suffer if we lose the services of our current management team."

ITEM 2.  PROPERTIES.

       We lease approximately 51,000 square feet for our headquarters facility in Santa Clara, California. The current lease for the Santa Clara facility expires in December 2000, when we have the option to extend it for an additional five years. We also lease space at eleven other locations in the U.S. and three internationally. Each of these other offices is leased on a month-to-month basis or under a lease with a term of 12 months or less.

ITEM 3.  LEGAL PROCEEDINGS.

       We are not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not applicable.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       Latitude Communications made its initial public offering on May 6, 1999. Our common stock is traded on the Nasdaq National Market under the symbol LATD. The following table sets forth for the fiscal periods indicated the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.


           FISCAL 1999                                   HIGH       LOW
          -----------                                  --------  --------
          Second Quarter............................    $19.50    $10.44
          Third Quarter.............................    $36.13    $11.50
          Fourth Quarter............................    $34.63    $21.75

       As of March 21, 2000, there were approximately 140 holders of record of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in street name.

       We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends for the foreseeable future.

       On May 6, 1999, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-72935) was declared effective by the Securities and Exchange Commission, pursuant to which 3,125,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $12.00 per share, generating gross offering proceeds of $37.5 million. The managing underwriters were Credit Suisse First Boston Corporation, Hambrecht & Quist LLC and Dain Rauscher Wessels. After deducting approximately $2.6 million in underwriting discounts and $1.1 million in other related expenses, the net proceeds of the offering were approximately $33.8 million. No direct or indirect payments were made to officers or directors or holders of ten percent or more of any class of equity securities of the Company or any of their affiliates. The Company has not yet used any of the funds from the initial public offering, and the $33.8 million has been invested in investment grade, interest bearing securities. The Company intends to use such remaining proceeds for capital expenditures, including the acquisition of redundant computer and communication systems, and for general corporate purposes, including working capital to fund increased accounts receivable and inventory levels.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

        The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected financial data in conjunction with our Consolidated Financial Statements and the Notes to these financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

FIVE-YEAR SUMMARY


                                                                                           YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------------------------
                                                                                1999       1998       1997       1996      1995
                                                                              ---------  ---------  ---------  ---------  --------
                                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
   Revenue:
     Product................................................................  $ 23,765   $ 16,506   $ 10,620   $  5,103   $ 1,393
     Service................................................................     9,277      4,545      2,312        943       130
                                                                              ---------  ---------  ---------  ---------  --------
          Total revenue.....................................................    33,042     21,051     12,932      6,046     1,523
                                                                              ---------  ---------  ---------  ---------  --------
Cost of revenue:
     Product................................................................     4,036      3,182      2,158      1,146       454
     Service................................................................     4,807      2,775      1,805      1,023       420
                                                                              ---------  ---------  ---------  ---------  --------
          Total cost of revenue.............................................     8,843      5,957      3,963      2,169       874
                                                                              ---------  ---------  ---------  ---------  --------
Gross profit................................................................    24,199     15,094      8,969      3,877       649
                                                                              ---------  ---------  ---------  ---------  --------
Operating expenses:
        Research and development............................................     4,053      2,607      2,213      2,466     2,071
        Marketing and sales.................................................    14,720      9,744      7,845      4,644     2,160
        General and administrative..........................................     2,244      1,666      1,115      1,157       636
        Amortization of deferred stock compensation ........................       752        299          2         --        --
                                                                              ---------  ---------  ---------  ---------  --------
          Total operating expenses..........................................    21,769     14,316     11,175      8,267     4,867
                                                                              ---------  ---------  ---------  ---------  --------
Income (loss) from operations...............................................     2,430        778     (2,206)    (4,390)   (4,218)
Interest income (expense), net..............................................     1,218        (41)       (23)       138       115
                                                                              ---------  ---------  ---------  ---------  --------
Income (loss) before benefit from (provision for) income tax................     3,648        737     (2,229)    (4,252)   (4,103)
Benefit from (provision for) income tax.....................................     3,724        (34)        --         --        --
                                                                              ---------  ---------  ---------  ---------  --------
Net income (loss)...........................................................  $  7,372   $    703   $ (2,229)   $(4,252)  $(4,103)
                                                                              =========  =========  =========  =========  ========
Net income (loss) per share--basic........................................... $   0.56   $   0.21   $  (0.78)  $  (2.02)  $ (3.10)
                                                                              =========  =========  =========  =========  ========
Shares used in per share calculation--basic..................................   13,164      3,279      2,850      2,110     1,325
                                                                              =========  =========  =========  =========  ========
Net income (loss) per share--diluted......................................... $   0.39   $   0.04   $  (0.78)  $  (2.02)  $ (3.10)
                                                                              =========  =========  =========  =========  ========
Shares used in per share calculation--diluted................................   18,783     16,422      2,850      2,110     1,325
                                                                              =========  =========  =========  =========  ========

                                                                                                  DECEMBER 31,
                                                                              -----------------------------------------------------
                                                                                1999       1998       1997       1996       1995
                                                                              ---------   --------   --------  ---------  ---------
                                                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
   Cash and cash equivalents................................................   $10,847    $ 3,982    $ 3,578    $ 5,664    $ 1,751
   Working capital..........................................................    44,771      4,470      3,501      5,655      1,574
   Total assets.............................................................    60,054     11,870      7,715      8,680      3,501
   Long-term obligations....................................................       453        838        757        760        308
   Total stockholders' equity...............................................    48,111      4,785      3,748      5,906      2,040


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

        This section of this Annual Report on Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as "anticipates," "believes," "expects," "future," and "intends," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks are described in " Factors Affecting Future Operating Results " and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

        We are a leading provider of enterprise e-conferencing solutions that enable geographically dispersed organizations to collaborate in real time. The company's award-winning MeetingPlace system is designed for enterprise-wide deployment to improve the ability of employees, partners, and customers to meet and work. With MeetingPlace, participants can schedule and attend a meeting, view, share and edit documents, and capture and retrieve meeting content. MeetingPlace is designed to be an enterprise-wide resource and to leverage existing technologies such as telephones, cellular phones and personal computers.

        We were incorporated in April 1993. From inception until December 1994, our operations consisted primarily of basic start-up activities, such as research and development and recruiting personnel. We first recognized revenue from product sales in December 1994 and generated revenue of $33.0 million, $21.1 million, and $12.9 million in 1999, 1998 and 1997. We generated net income of $7.4 million in 1999, including the effect of a one-time deferred tax benefit of $3.7 million due to the recognition of our deferred tax asset. We generated net income of $703,000 in 1998 and incurred a net loss of $2.2 million in 1997. As of December 31, 1999, we had an accumulated deficit since inception of $7.0 million. We cannot assure you that our revenues will continue to grow or that we will maintain profitability in the future.

        We generate revenue from sales of our MeetingPlace products and from customer support and consulting services. Revenue derived from product sales constituted 72%, 78% and 82% of our total revenue in 1999, 1998 and 1997. Product revenue is generally recognized upon shipment. We calculate an allowance for returns based on historical rates. Service revenue includes revenue from implementation and integration services, system management services, warranty coverage and customer support. Revenue from implementation and system integration services is recognized as the services are performed, while revenue from system management services, warranty coverage and customer support is recognized ratably over the period of the contract.

        We sell our MeetingPlace products primarily through our direct sales force and, to a lesser extent, through indirect distribution channels. The majority of our revenue is derived from Fortune 1000 companies, many of which initially purchase MeetingPlace servers and later expand deployment of our products as they require additional capacity for voice and data conferencing. In 1997, we expanded into international markets by opening a sales office in the United Kingdom and establishing distributor relationships in Hong Kong and Singapore, and in 1998, we established a distributor relationship in Australia. While we intend to increase sales through indirect channels and internationally, we cannot assure you that we will be successful. In 1998, we expanded the breadth of our support services by establishing a consulting services group to provide expanded implementation services, system management services and customized project consulting. In 1999, we increased our distribution partners to include global partnerships, application service providers and partners focused on the U.S. federal government

        Total cost of revenue consists of component and materials costs, direct labor costs, warranty costs, royalties and overhead related to manufacturing of our products, as well as materials, travel and labor costs related to personnel engaged in our service operations. Product gross margin is impacted by the proportion of product revenue derived from software sales, which typically carry higher margins than hardware sales, and from indirect distribution channels, which typically carry lower margins than direct sales. Service gross margin is impacted by the mix of services we provide, which have different levels of profitability, and the efficiency with which we provide full care support to our customers. We record an allowance for excess and obsolete inventory by identifying inventory components either considered excess based on estimates of future usage or obsolete due to changes in our products. As a result of technological changes, our products may become obsolete or we could be required to redesign our products.

RESULTS OF OPERATIONS

        The following table lists, for the periods indicated, the percentage of total revenue of each line item:


                                                                                  YEARS ENDED DECEMBER 31,
                                                                               -------------------------------
                                                                                1999       1998        1997
                                                                               --------   --------    --------
AS A PERCENTAGE OF TOTAL REVENUE:
   Revenue:
     Product................................................................      71.9%      78.4%       82.1%
     Service................................................................      28.1       21.6        17.9
                                                                                --------   --------    --------
          Total revenue.....................................................     100.0      100.0       100.0
   Cost of revenue:
     Product................................................................      12.2       15.1        16.7
     Service................................................................      14.5       13.2        14.0
                                                                               --------   --------    --------
          Total cost of revenue.............................................      26.7       28.3        30.7
                                                                               --------   --------    --------
   Gross profit.............................................................      73.3       71.7        69.3
                                                                               --------   --------    --------

   Operating expenses:
     Research and development...............................................      12.3       12.4        17.1
     Marketing and sales....................................................      44.6       46.3        60.6
     General and administrative.............................................       6.8        7.9         8.6
     Amortization of deferred stock compensation............................       2.3        1.4          --
                                                                               --------   --------    --------
          Total operating expenses..........................................      66.0       68.0        86.3
   Income (loss) from operations............................................       7.3        3.7       (17.0)
   Interest income (expense), net...........................................       3.7       (0.2)       (0.2)
                                                                               --------   --------    --------
   Income (loss) before benefit from (provision for) income tax.............      11.0        3.5       (17.2)
   Benefit from (provision for) income tax                                        11.3       (0.2)         --
                                                                               --------   --------    --------
   Net income (loss)........................................................      22.3%       3.3%      (17.2)%
                                                                               ========   ========    ========



        PRODUCT REVENUE

        Product revenue was $23.8 million in 1999, $16.5 million in 1998 and $10.6 million in 1997. Product revenue increased 44% from 1998 to 1999 and 55% from 1997 to 1998. The increases in product revenue were due primarily to increased sales of our MeetingPlace products domestically to new customers, increased sales of additional products and features to existing customers, and, to a lesser extent, increased international sales. International sales represented 8%, 7% and 4% of product revenue in 1999, 1998 and 1997.

        An allowance for potential sales returns is recorded upon shipment. At the end of each period, the allowance is adjusted based on our product return experience and for changes in the range of per system sales prices of systems shipped. As a result of this analysis, we believe that our allowance for potential sales returns of $313,000 at December 31, 1999 and $325,000 at December 31, 1998, was adequate but not excessive based on the historical experience and per system sales prices, software upgrade sales returns and outstanding accounts receivable balances. Our sales returns to date have approximated our estimated allowance for returns.

        SERVICE REVENUE

        Service revenue was $9.3 million in 1999, $4.5 million in 1998 and $2.3 million in 1997. Service revenue increased 104% from 1998 to 1999 and 97% from 1997 to 1998. The increases in service revenue were attributable primarily to growth in our customer base during these periods, which led to increased sales of full care support services, as well as to the introduction of additional consulting services such as managed services and expanded implementation and integration services.

        TOTAL COST OF REVENUE

        Total cost of revenue was $8.8 million in 1999, $6.0 million in 1998 and $4.0 million in 1997. Total cost of revenue increased 48% from 1998 to 1999 and 50% from 1997 to 1998. The increases in total cost of revenue were attributable primarily to increased sales of our MeetingPlace products and related services, as well as the increased size of our services staff and the costs of providing services to support an increasingly geographically dispersed customer base. Gross margin increased to 73% in 1999, from 72% in 1998 and 69% in 1997. The increases in gross margins are attributable primarily to increased economies of scale resulting from increased product and service revenue, as well as to increased sales of MeetingPlace software and enhanced features to existing customers. On a forward-looking basis, we anticipate that gross margins may decline as the proportions of revenue derived from sales made through distributors are expected to increase as percentages of total revenue.

        Product gross margin in 1999, 1998 and 1997 was 83%, 81% and 80%. The growth in product gross margin over this period was attributable primarily to increased economies of scale and the sale of software add-ons to new and existing customers. We expect product gross margin to decrease over time due in part to anticipated pricing pressure and an expected increase in the proportion of revenue derived from indirect distribution channels.

        An allowance for excess and obsolete inventory is recorded at the end of each period based on an analysis of inventory on hand, considering forecasted usage and whether component parts are useable in our current product and whether finished goods are versions of our product for which demand is forecasted. As a result of this analysis, we believe that our allowance for excess and obsolete inventory of $353,000 at December 31, 1999 and $295,000 at December 31, 1998 was adequate but not excessive based on the specific identification of excess or obsolete inventory. The increase in the allowance for excess and obsolete inventory at December 31, 1999 was primarily due to an increase in the number of trial systems installed at customers included in our excess inventory estimates. We anticipate the disposal and write-off of approximately $100,000 of obsolete inventory in 2000.

        Service gross margin in 1999, 1998 and 1997 was 48%, 39% and 22%. The growth in service gross margin was attributable to a slower growth rate in support cost of sales, primarily personnel costs, than support revenue. We expect service gross margin to decline over time as a result of anticipated pricing pressure and the expected international expansion of our service operation.

        RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses were $4.1 million in 1999, $2.6 million in 1998 and $2.2 million in 1997. Research and development expenses increased 55% from 1998 to 1999 and 18% from 1997 to 1998. The increases are attributable primarily to the addition of personnel in our research and development organization associated with product development. Research and development expenses represented 12%, 12% and 17% of total revenue for 1999, 1998 and 1997. The decrease from 1997 to 1998 as a percentage of total revenue resulted primarily from increased total revenue during these periods.

        MARKETING AND SALES EXPENSES

        Marketing and sales expenses were $14.7 million in 1999, $9.7 million in 1998 and $7.8 million in 1997. Marketing and sales expenses increased 51% from 1998 to 1999 and 24% from 1997 to 1998. The increases reflected the addition of personnel in our sales and marketing organizations, as well as costs associated with increased selling efforts to develop market awareness of our products and services. Marketing and sales expenses were 45%, 46% and 61% of total revenue for 1999, 1998 and 1997. The decreases in marketing and sales expenses as a percentage of revenue are attributable primarily to increased productivity of our sales personnel and increased total revenue in these periods.

        GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses were $2.2 million in 1999, $1.7 million in 1998 and $1.1 million in 1997. General and administrative expenses increased 35% from 1998 to 1999 and 49% from 1997 to 1998. General and administrative expenses increased primarily due to the addition of personnel performing general and administrative functions as a public company. General and administrative expenses were 7%, 8% and 9% of total revenue for 1999, 1998 and 1997. The decreases as a percentage of total revenue resulted primarily from increased total revenue during these periods.

        We record an allowance for doubtful accounts for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, we believe that our allowance for doubtful accounts of $238,000 at December 31, 1999 and $235,000 at December 31, 1998 was adequate but not excessive based on specific aged account balances identified with collection risk. We have not experienced significant write-offs of accounts receivable to date.

       AMORTIZATION OF DEFERRED STOCK COMPENSATION

       Total deferred stock compensation related to grants of stock options was $90,000 in 1999 and $2.3 million in 1998. Of the total deferred stock compensation, approximately $752,000 was amortized in 1999 and $299,000 was amortized in 1998.

       INTEREST INCOME (EXPENSE), NET

       In 1999, we had net interest income of approximately $1.2 million, while in 1998 and 1997, we incurred net interest expense of approximately $41,000 and $23,000. The increase in net interest income from 1998 to 1999 is due to the interest earned on our portfolio of marketable securities and our cash and cash equivalents balances which have increased due to the proceeds from our initial public offering in May 1999 as well as cash generated from operations.

       INCOME TAXES

       For the year ended December 31, 1999, we had a net benefit for income taxes of $3.7 million. The benefit was due primarily to the recognition of our deferred tax assets of $4.4 million, offset by income tax expense of approximately $700,000. In 1998, the provision for income tax was approximately $34,000 and in 1997 was insignificant. In 1998 and 1997, we provided a valuation allowance against our deferred tax asset due to the uncertainty surrounding the realization of these assets. During the fourth quarter of 1999, the Company recognized its deferred tax assets as it determined that it is more likely than not that the deferred tax assets were realizable based primarily on its operating results in 1999 and 1998.

       From inception through 1997, we incurred net losses for federal and state tax purposes and did not recognize any tax provision or benefit during this period. As of December 31, 1999, we had $5.8 million of federal and $2.6 million of state net operating loss carryforwards to offset future taxable income. These carryforwards, if not utilized, expire in 2001 through 2019. As of December 31, 1999, we had approximately $714,000 of federal and $353,000 of state carryforwards for research and development and other credits. These carryforwards, if not utilized, expire in 2002 through 2019. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards where there is an ownership change. Under the Tax Reform Act of 1986, the determination of whether an ownership change occurs involves a highly complex calculation; however, an ownership change generally occurs when over 50% in value of a company's stock is transferred in transactions involving 5% stockholders during a given period. If we should have an ownership change, our utilization of these carryforwards could be restricted.

LIQUIDITY AND CAPITAL RESOURCES

       In May 1999, we completed an initial public offering of common stock, resulting in net proceeds to us of approximately $33.8 million. As of December 31, 1999, we had $42.5 million of cash, cash equivalents and short-term investments, which represented 70.7% of total assets.

       Cash provided by operating activities was $6.3 million in 1999, compared to $1.0 million in 1998. Cash provided by operating activities in 1999 was due to net income partially offset by non-cash items and an increase in deferred revenue.

       Cash used in investing activities in 1999 was $34.4 million, which consisted primarily of the net purchase of available for sale securities of $31.7 million and purchase of property and equipment of $2.6 million. In 1998, cash used in investing activities of $780,000 consisted primarily of the purchase of property and equipment.

       Cash provided by financing activities in 1999 of $34.9 million consisted primarily of proceeds from our initial public stock offering of $33.8 million. In 1998, cash provided by financing activities of $143,000 primarily consisted of proceeds from issuance of notes payable of $678,000, partially offset by payments on obligations under capital leases and notes payable.

       We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

       To date, we have not experienced any material interruptions in our operations related to the Year 2000 issue. We have not experienced, and our customers have not reported to our customer support center, any significant Year 2000 incidents related to our MeetingPlace system. We have not experienced any significant interruptions in services or supplies from our third-party vendors.

       To date, we have incurred expenses of approximately $75,000 for Year 2000 compliance activities. We do not expect to incur material additional costs related to our Year 2000 compliance efforts. However, if we, or third-party providers of hardware, software and communications services fail to remedy any latent Year 2000 related issues, the result could be lost revenues, increased operating expenses, the loss of users, claims against us for misrepresentation or breach of contract and related litigation and other business interruptions, any of which could harm our business. The failure to adequately address year 2000 compliance issues in the delivery of products and services to our users could result in claims against us of misrepresentation or breach of contract and related litigation, any of which could be costly and time consuming to defend.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

       In December 1998, AcSEC released Statement of Position 98-9, or SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2, other than the requirement for vendor-specific objective evidence of the fair value of each delivered element, are satisfied. The provisions of SOP 98-9 that extend the deferral of the second sentence of paragraphs 10, 37, 41 and 57 of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company believes the adoption of SOP 98-9 will not have a material effect on its results of operations.

       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities and will be adopted by the Company in the year 2001. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company does not currently hold derivative instruments or engage in hedging activities. The Company is currently evaluating the impact SFAS 133 will have on its financial position and results of operations.

       In November, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 100, or SAB 100, which clarifies the SEC's views on accounting for and disclosing certain expenses incurred in connection with exit activities and business combinations. The Company does not expect SAB 100 to have a material effect on its financial position, results of operations or cash flow. In December, 1999, SAB 101 was issued which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective beginning in the second quarter of 2000. The Company is currently evaluating the impact SAB 101 will have on its financial position and results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

In addition to the other information in this Annual Report, the following factors should be considered carefully in evaluating the Company's business and prospects:

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

       OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

       Our operating results are difficult to predict. Our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline. The factors that may cause fluctuations of our operating results include the following:

       o changes in our mix of revenues generated from product sales and services;

       o changes by existing customers in their levels of purchases of our products and services;

       o changes in our mix of sales channels through which our products and services are sold; and

       o      changes in our mix of domestic and international sales.

       Orders at the beginning of each quarter typically do not equal expected revenue for that quarter. In addition, a significant portion of our orders are received in the last month of each fiscal quarter. If we fail to ship products by the end of a quarter in which the order is received, or if our prospective customers delay their orders or delivery schedules until the following quarter, we may fail to meet our revenue objectives.

       OUR MARKET IS HIGHLY COMPETITIVE.

       Because of intense market competition, we may not be successful. Currently, our principal competitors include:

       o major telecommunications carriers that operate service bureaus for voice conferencing, such as AT&T Corp., MCI Worldcom, Inc. and Sprint Corporation;

       o private branch exchange, or PBX, vendors that sell systems with voice conferencing capabilities, such as Lucent Technologies Inc. and Nortel Networks; and

       o smaller companies that offer web-based voice and data conferencing products.

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

       In addition, we expect competition to persist and intensify in the future which could adversely affect our ability to increase sales, penetrate new markets and maintain average selling prices. In the future, we may experience competition from potential competitors that include:

       o networking companies, such as Cisco Systems, Inc., 3Com Corporation, Lucent Technologies Inc. and Nortel Networks that are focusing on enabling the transmission of voice over the Internet and that may offer voice and data conferencing functionality; and

       o collaborative software providers, such as Microsoft Corporation and Lotus Development Corporation, that are focusing on data conferencing products and that may in the future incorporate voice conferencing functionality into their products.

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

       OUR ABILITY TO EXPAND INTO INTERNATIONAL MARKETS IS UNCERTAIN.

       We intend to continue to expand our operations into new international markets. In addition to general risks associated with international expansion, such as foreign currency fluctuations and political and economic instability, we face the following risks and uncertainties any of which could prevent us from selling our products in a particular country or harm our business operations once we have established operations in that country:

       o the difficulties and costs of localizing products for foreign markets, including the development of multilingual capabilities in our MeetingPlace system;

       o the need to modify our products to comply with local telecommunications certification requirements in each country; and

       o our lack of a direct sales presence in other countries, our need to establish relationships with distribution partners to sell our products in these markets and our reliance on the capabilities and performance of these distribution partners.

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

       OUR STOCK PRICE MAY BE VOLATILE.

       We expect that the market price of our common stock will fluctuate as a result of variations in our quarterly operating results. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to:

       o   announcements of technological or competitive developments;

       o   acquisitions or strategic alliances by us or our competitors; or

       o   the gain or loss by us of significant orders.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. The portfolio includes only securities with maturities of three to 12 months and with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign country currencies and therefore are not subject to foreign currency risk on such investments.

       The table below presents principal amounts and related weighted average interest rates for our investment portfolio. All securities at December 31, 1999 are due within 12 months and are classified as short-term.

        SHORT-TERM INVESTMENTS:

                                             FAIR           AVERAGE
                                             VALUE       INTEREST RATE
                                          ----------     --------------

        Mutual funds....................  $    2,006         5.65%
        Auction rate securities.........       1,000         6.76%
        Corporate notes and bonds.......      28,605         5.48%
                                          ------------
                                          $   31,611
                                          ============

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The Company's consolidated financial statements and the report of independent accountants appear on pages F-1 through F-17 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "PROXY STATEMENT") for its annual meeting of stockholders to be held June 1, 2000, and the information included in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

    (a)  The following documents are filed as part of this report:

         (1) Consolidated Financial Statements and Report of Independent Accountants

         (2)  Financial Statement Schedule

              Schedule II - Valuation and Qualifying Accounts

         (3)  Exhibits

               1.1(1)  Form of Underwriting Agreement.

               3.1(1) Amended and Restated Certificate of Incorporation of the Company.

               3.3(1)  Bylaws of the Company.

               4.1(1)  Form of common stock certificate.

               5.1(1)  Opinion of Venture Law Group, a Professional Corporation.

               10.1(1) Form of Indemnification Agreement.

               10.2(1) 1993 Stock Plan, as amended, and forms of stock
                       option agreement and restricted stock purchase agreement.

               10.3(1) 1999 Stock Plan and forms of stock option agreement and restricted stock purchase agreement.

               10.4(1) 1999 Employee Stock Purchase Plan and form of
                       subscription agreement.

               10.5(2) 1999 Directors' Stock Option Plan and form of stock option agreement.

               10.6(1) Warrant To Purchase Series B Preferred Stock.

               10.7(1) Amended and Restated Registration Rights Agreement dated
                       March 26, 1996.

               10.8(1) Lease Agreement dated July 31, 1995 between the
                       Company and the Arrillaga Family Trust and Richard T. Peery Separate Property Trust for offices at 2121 Tasman Drive, Santa Clara, CA and Form of amendment thereto.

               10.9(1) Senior Loan and Security Agreement dated September
                       15, 1994 between the Company and Phoenix Leasing Incorporated and amendments thereto.

               10.10(1) Master Equipment Lease dated July 2, 1998 between the
                        Company and Norstan Financial Services, Inc.

               10.11(1) 1999 Executive Incentive Plan between the Company and certain executive officers of the Company.

               10.12(1) 1999 Executive Bonus Program.

               21(1)    Subsidiaries.

               23.1     Consent of Independent Accountants.

               24.1 Power of Attorney. Reference is made to page 25 of this Annual Report on Form 10-K.

               27.1     Financial Data Schedule.

               -----------------
               (1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 333-72935) as declared effective by the Securities and Exchange Commission on May 6, 1999.

               (2) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1999.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LATITUDE COMMUNICATIONS, INC.


                                     By:           /s/ Emil C. W. Wang
                                           -------------------------------------
                                                       Emil C. W. Wang
                                 PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

Date: March 29, 2000


                                POWER OF ATTORNEY

       KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Emil C. W. Wang and Rick M. McConnell, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                                           TITLE                                   DATE
/s/ EMIL C. W. WANG                President, Chief Executive Officer and Director                March 29, 2000
----------------------------------(Principal Executive Officer)
Emil C. W. Wang)




/s/ RICK M. MCCONNELL              Vice President of Finance and Administration and Chief         March 29, 2000
-----------------------------------Financial Officer (Principal Financial and Accounting
(Rick M. McConnell)                Officer)


/s/ THOMAS H. BREDT                Director                                                       March 29, 2000
----------------------------------
Thomas H. Bredt


/s/ ROBERT J. FINOCCHIO, JR.       Director                                                       March 29, 2000
----------------------------------
Robert J. Finocchio, Jr.


/s/ KLAUS-DIETER LAIDIG            Director                                                       March 29, 2000
----------------------------------
Klaus-Dieter Laidig


/s/ F. GIBSON MEYERS               Director                                                       March 29, 2000
----------------------------------
F. Gibson Meyers


/s/ JAMES PATTERSON                Director                                                       March 29, 2000
----------------------------------
James Patterson

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants.....................................................................   F-2

Consolidated Balance Sheets...........................................................................   F-3

Consolidated Statements of Operations and Comprehensive Income (Loss).................................   F-4

Consolidated Statements of Stockholders' Equity.......................................................   F-5

Consolidated Statements of Cash Flows.................................................................   F-6

Notes to Consolidated Financial Statements............................................................   F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
   Stockholders of Latitude Communications, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Latitude Communications, Inc. and its subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) on page 23 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
January 25, 2000

                          LATITUDE COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                DECEMBER 31,
                                                                                            ---------------------
                                                                                              1999        1998
                                                                                            ----------  ---------
                                          ASSETS
 Current assets:
    Cash and cash equivalents.............................................................  $  10,847   $  3,982
    Short-term investments................................................................     31,611         --
    Accounts receivable, net..............................................................      8,006      5,627
    Inventory.............................................................................        832        688
    Prepaids and other assets.............................................................      1,508        420
    Deferred tax asset....................................................................      3,457         --
                                                                                            ----------  ---------
      Total current assets................................................................     56,261     10,717
 Property and equipment, net..............................................................      2,655      1,017
 Deferred tax asset.......................................................................        939         --
 Deposits and other long-term assets......................................................        199        136
                                                                                            ----------  ---------
      Total assets........................................................................  $  60,054   $ 11,870
                                                                                            ==========  =========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Accounts payable......................................................................  $     650   $    805
    Accrued liabilities...................................................................      4,181      2,089
    Deferred revenue......................................................................      6,083      2,794
    Current portion of long-term debt.....................................................        576        559
                                                                                            ----------  ---------
      Total current liabilities...........................................................     11,490      6,247
    Long-term debt........................................................................        453        838
                                                                                            ----------  ---------
      Total liabilities...................................................................     11,943      7,085
                                                                                            ----------  ---------

 Commitments (Note 5)

 Preferred stock, $0.001 par value:

    Authorized: 5,000 shares in 1999 and 12,211 shares in 1998
    Issued and outstanding:  no shares in 1999 and 11,836 shares in 1998..................         --         12
 Common stock, $0.001 par value:
    Authorized: 75,000 shares in 1999 and 27,500 shares in 1998
    Issued and outstanding: 18,950 shares in 1999 and 3,739 shares in 1998................         19          4
    Additional paid-in capital............................................................     56,624     21,362
    Notes receivable from common stockholders.............................................        (61)      (165)
    Deferred stock compensation...........................................................     (1,441)    (2,103)
    Accumulated other comprehensive loss..................................................        (77)        --
    Accumulated deficit...................................................................     (6,953)   (14,325)
                                                                                            ----------  ---------
      Total stockholders' equity..........................................................     48,111      4,785
                                                                                            ----------  ---------
      Total liabilities and stockholders' equity..........................................  $  60,054   $ 11,870
                                                                                            ==========  =========

        The accompanying notes are an integral part of these consolidated financial statements.

                          LATITUDE COMMUNICATIONS, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                    YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------
                                                                                  1999        1998       1997
                                                                                ----------  ---------  ----------
Revenue:
   Product..................................................................    $  23,765   $ 16,506   $  10,620
   Service..................................................................        9,277      4,545       2,312
                                                                                ----------  ---------  ----------
     Total revenue..........................................................       33,042     21,051      12,932

Cost of revenue:
   Product..................................................................        4,036      3,182       2,158
   Service (exclusive of non-cash compensation expenses of $83, $47 and $0          4,807      2,775       1,805
     in 1999, 1998 and 1997, respectively)..................................    ----------  ---------  ----------
     Total cost of revenue..................................................        8,843      5,957       3,963
                                                                                ----------  ---------  ----------

Gross profit................................................................       24,199     15,094       8,969
                                                                                ----------  ---------  ----------

Operating expenses:
   Research and development (exclusive of non-cash compensation expenses            4,053      2,607       2,213
     of $78, $31 and $0 in 1999, 1998 and 1997, respectively)...............
   Marketing and sales (exclusive of non-cash compensation expenses of             14,720      9,744       7,845
     $272, $115 and $0 in 1999, 1998 and 1997, respectively)................
   General and administrative (exclusive of non-cash compensation expenses          2,244      1,666       1,115
     of $319, $106 and $2 in 1999, 1998 and 1997, respectively).............
   Amortization of deferred stock compensation..............................          752        299           2
                                                                                ----------  ---------  ----------
     Total operating expenses...............................................       21,769     14,316      11,175
                                                                                ----------  ---------  ----------

Income (loss) from operations...............................................        2,430        778      (2,206)

Interest income.............................................................        1,382        142         177
Interest expense............................................................         (164)      (183)       (200)
                                                                                ----------  ---------  ----------

Income (loss) before benefit from (provision for) income taxes..............        3,648        737      (2,229)

Benefit from (provision for) income tax.....................................        3,724        (34)         --
                                                                                ----------  ---------  ----------

Net income (loss)...........................................................    $   7,372   $    703   $  (2,229)
                                                                                ==========  =========  ==========

Other comprehensive income (loss), net of tax--
     Unrealized loss on securities..........................................          (77)        --          --
                                                                                ----------  ---------  ----------

Comprehensive income (loss).................................................    $   7,295   $    703   $  (2,229)
                                                                                ==========  =========  ==========
Net income (loss) per share--basic...........................................   $    0.56   $   0.21   $   (0.78)
                                                                                ==========  =========  ==========
Shares used in per share calculation--basic..................................      13,164      3,279       2,850
                                                                                ==========  =========  ==========
Net income (loss) per share--diluted.........................................   $    0.39   $   0.04   $   (0.78)
                                                                                ==========  =========  ==========
Shares used in per share calculation--diluted................................      18,783     16,422       2,850
                                                                                ==========  =========  ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         LATITUDE COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                    PREFERRED STOCK            COMMON STOCK          Additional
                                ------------------------  -----------------------     Paid-In
                                   Shares       Amount      Shares       Amount       Capital
                                ------------  ----------  ----------  ----------  --------------
Balances, December 31, 1996...       11,836   $      12       3,599   $       4    $      18,898
Issuance of common stock......           --          --         308          --               86
Repurchase of common stock....           --          --        (152)         --              (39)
Payment of notes receivable
   from common stockholders...           --          --          --          --               --
Deferred stock compensation
   related to grants of
   stock options and
   issuance of common stock...           --          --          --          --               76
Amortization of deferred
   stock compensation.........           --          --          --          --               --
Net loss......................           --          --          --          --               --
                                ------------  ----------  ----------  ----------  --------------
Balances, December 31, 1997...       11,836          12       3,755           4           19,021
Issuance of common stock......           --          --          35          --               28
Repurchase of common stock....           --          --         (51)         --              (15)
Payment of notes receivable
   from common stockholders...           --          --          --          --               --
Deferred stock compensation
   related to grants of
   stock options and
   issuance of common stock...           --          --          --          --            2,328
Amortization of deferred
   stock compensation.........           --          --          --          --               --
Net income....................           --          --          --          --               --
                                ------------  ----------  ----------  ----------  --------------
Balances, December 31, 1998...       11,836          12       3,739           4           21,362
Issuance of common stock......           --                   3,388           3           35,175
Conversion of preferred
   stock to common stock......      (11,836)        (12)     11,836          12               --
Repurchase of common stock....           --          --         (13)         --               (3)
Payment of notes receivable
   from common stockholders...           --          --          --          --               --
Deferred stock compensation
   related to grants of
   stock options..............           --          --          --          --               90
Amortization of deferred
   stock compensation.........           --          --          --          --               --
Unrealized loss on securities,
   net of tax.................           --          --          --          --               --
Net income....................           --          --          --          --               --
                                ------------  ----------  ----------  ----------  --------------
Balances, December 31, 1999...           --   $      --      18,950   $      19    $      56,624
                                ============  ==========  ==========  ==========  ==============


                                    NOTES                       ACCUMULATED
                                 RECEIVABLE       DEFERRED         OTHER
                                 FROM COMMON       STOCK       COMPREHENSIVE  ACCUMULATED
                                STOCKHOLDERS    COMPENSATION       LOSS         DEFICIT      TOTAL
                                --------------  -------------  -------------  -----------  ---------
Balances, December 31, 1996...  $        (209)  $         --    $         --  $  (12,799)  $  5,906
Issuance of common stock......            (48)            --              --          --         38
Repurchase of common stock....             27             --              --          --        (12)
Payment of notes receivable
   from common stockholders...             43             --              --          --         43
Deferred stock compensation
   related to grants of
   stock options and
   issuance of common stock...             --            (76)             --          --         --
Amortization of deferred
   stock compensation.........             --              2              --          --          2
Net loss......................             --             --              --      (2,229)    (2,229)
                                --------------  -------------  -------------  -----------  ---------
Balances, December 31, 1997...           (187)           (74)             --     (15,028)     3,748
Issuance of common stock......             (4)            --              --          --         24
Repurchase of common stock....              9             --              --          --         (6)
Payment of notes receivable
   from common stockholders...             17             --              --          --         17
Deferred stock compensation
   related to grants of
   stock options and
   issuance of common stock...             --         (2,328)             --          --         --
Amortization of deferred
   stock compensation.........             --            299              --          --        299
Net income....................             --             --              --         703        703
                                --------------  -------------  -------------  -----------  ---------
Balances, December 31, 1998...           (165)        (2,103)             --     (14,325)     4,785
Issuance of common stock......             --             --              --          --     35,178
Conversion of preferred
   stock to common stock......             --             --              --          --         --
Repurchase of common stock....             --             --              --          --         (3)
Payment of notes receivable
   from common stockholders...            104           --                --          --        104
Deferred stock compensation
   related to grants of
   stock options..............             --            (90)             --          --         --
Amortization of deferred
   stock compensation.........             --            752              --          --        752
Unrealized loss on securities,
   net of tax.................             --             --             (77)         --        (77)
Net income....................             --             --                       7,372      7,372
                                --------------  -------------  -------------  -----------  ---------
Balances, December 31, 1999...  $         (61)  $     (1,441)  $         (77) $   (6,953)  $ 48,111
                                ==============  =============  =============  ===========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                         LATITUDE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 --------------------------------
                                                                                   1999       1998        1997
                                                                                 ---------- ----------  ---------
Cash flows from operating activities:
   Net income (loss)..........................................................   $   7,372  $     703   $ (2,229)
   Adjustments to reconcile net income (loss) to net cash provided by (used
     in) operating activities:
     Depreciation and amortization............................................         926        696        619
     Provision for excess and obsolete inventory..............................         166        149         66
     Provision for doubtful accounts..........................................          11         88         56
     Amortization of deferred stock compensation..............................         752        299          2
     Deferred tax asset.......................................................      (4,346)        --         --
     Changes in operating assets and liabilities:
       Accounts receivable....................................................      (2,390)    (3,062)    (1,069)
       Inventory..............................................................        (310)      (496)      (173)
       Prepaids and other assets..............................................      (1,088)      (281)        (8)
       Accounts payable.......................................................        (155)       442        133
       Accrued liabilities....................................................       2,092        629        471
       Deferred revenue.......................................................       3,289      1,874        506
                                                                                 ---------- ----------  ---------
         Net cash provided by (used in) operating activities..................       6,319      1,041     (1,626)
                                                                                 ---------- ----------  ---------
Cash flows from investing activities:
   Purchases of property and equipment........................................      (2,564)      (743)      (597)
   Purchases of available for sale securities.................................     (41,081)        --         --
   Maturities of available for sale securities................................       9,343         --         --
   Other......................................................................         (63)       (37)        --
                                                                                  ---------- ----------  ---------
     Net cash used in investing activities....................................     (34,365)      (780)      (597)
                                                                                  ---------- ----------  ---------
Cash flows from financing activities:
   Proceeds from issuance of notes payable....................................         197        678        527
   Repayment of notes payable and capital lease obligations...................        (565)      (505)      (444)
   Proceeds from issuance of common stock.....................................      35,178         24         38
   Other......................................................................         101        (54)       166
                                                                                 ---------- ----------  ---------
     Net cash provided by financing activities................................      34,911        143        287
                                                                                 ---------- ----------  ---------
     Net increase (decrease) in cash and cash equivalents.....................       6,865        404     (1,936)
Cash and cash equivalents, beginning of year..................................       3,982      3,578      5,514
                                                                                 ---------- ----------  ---------
Cash and cash equivalents, end of the year....................................   $  10,847  $   3,982   $  3,578
                                                                                 ========== ==========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash payments for interest.................................................   $     164  $     183   $    193
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
   Issuance of common stock for notes receivable from stockholder.............   $      --  $       4   $     48
   Conversion of preferred stock to common stock..............................   $      12  $      --   $     --
   Deferred stock compensation................................................   $      90  $   2,328   $     76

The accompanying notes are an integral part of these consolidated financial statements.

                          LATITUDE COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    NATURE OF OPERATIONS

       Latitude Communications, Inc. (the "Company"), is a leading provider of enterprise e-conferencing solutions. The Company develops, markets and supports its MeetingPlace system, which allows companies to conduct virtual meetings and thereby extend decision making processes across the disparate geographic locations of participants. MeetingPlace is designed to be an enterprise-wide resource and to leverage existing technologies such as telephones, cellular phones and personal computers. The Company has distributed its product through distributors and a direct sales force to companies across many industries in the United States, Europe and Asia.

    BASIS OF CONSOLIDATION

       The consolidated financial statements include the accounts of Latitude Communications, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

       Accounts denominated in foreign currencies have been remeasured into the U.S. dollar, the functional currency. Foreign currency gains and losses from remeasurements, which have been insignificant, are included in the consolidated statement of operations.

    USE OF ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    REVENUE RECOGNITION

       The Company adopted the provisions of Statement of Position 97-2, or SOP 97-2, Software Revenue Recognition, as amended by Statement of Position 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2, effective January 1, 1998. SOP 97-2 supersedes Statement of Position 91-1, Software Revenue Recognition, and delineates the accounting for software product, products including software that is not incidental to the product, and maintenance revenues. Under SOP 97-2, the Company recognizes product revenues upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. The Company generally does not allow product returns; however, in the past, upon request by a customer and approval of management, certain returns have been allowed. Therefore, provision for estimated product returns are recorded at the time products are shipped.

       For contracts with multiple obligations (e.g., deliverable and undeliverable products, maintenance, installation and other services), revenue is allocated to each component of the contract based on the price sold separately, or for products not being sold separately, the price established by management. The Company recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above are met. The Company recognizes revenue allocated to maintenance fees, including amounts allocated from product revenue, for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to consulting services, and consulting services sold separately, such as installation and training, the Company recognizes revenues as the related services are performed.

       Prior to the adoption of SOP 97-2, effective January 1, 1998, the Company recognized revenue from the sale of products upon shipment if remaining obligations were insignificant and collection of the resulting accounts receivable was probable. The related estimated cost of product installation and provisions for estimated product returns were accrued upon shipment. Revenue from software maintenance contracts, including amounts unbundled from product sales, were deferred and recognized ratably over the period of the contract.

       In 1999, the Company exchanged two systems for certain marketing services, licenses and related training and consulting and $205,000 in cash which resulted in recognition of $609,000 of revenue and $404,000 of sales and marketing expenses. In 1998, the Company exchanged two systems with two customers for certain marketing services and $81,000 in cash which resulted in the recognition of $497,000 in revenue and $416,000 of sales and marketing expense. In 1997, the Company exchanged two systems and one upgrade for certain services and licenses which resulted in recognition of $282,000 of revenue in 1997 and research and development and marketing costs of $109,000 and $173,000, respectively. The assets and services were transferred between parties at their estimated fair value.

    FINANCIAL INSTRUMENTS

       The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

       The Company's investments comprise commercial paper and corporate debt obligations and are accounted for as available for sale. Investments with maturities of less than one year are classified as short-term investments and investments with maturities greater than one year are classified as long-term investments. Realized gains and losses are calculated using the specific identification method. There were no realized gains and losses in 1997, 1998 or 1999. Unrealized gains and losses are included as a separate component of other comprehensive loss and stockholders' equity. See Note 3 for the fair value of the Company's investments.

       Amounts reported for cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities are considered to approximate fair value primarily due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its notes payable and capital lease obligations approximate fair value.

    CERTAIN RISKS AND CONCENTRATIONS

       The Company's cash and cash equivalents as of December 31, 1999 and 1998 are on deposit with two U.S. financial institutions.

       The Company performs ongoing credit evaluations of its customers, and collateral is not required. The Company maintains allowances for potential returns and credit losses, and such returns and losses have generally been insignificant.

       At December 31, 1999, no customers accounted for more than 10% of accounts receivable. At December 31, 1998, one customer accounted for 23% of accounts receivable.

       MeetingPlace products and related services have accounted for substantially all of the Company's revenue to date. The market in which the Company competes is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and emerging industry standards. Significant technological change could adversely affect the Company's operating results and subject the Company to returns of product and inventory losses. While the Company has ongoing programs to minimize the adverse effect of such changes and considers technological change in estimating its allowances, such estimates could change in the future.

       The Company licenses technology that is incorporated into its products from certain third parties, including certain digital signal processing algorithms and the MeetingPlace server's operating system and relational databases. Any significant interruption in the supply or support of any licensed software could adversely affect the Company's sales, unless and until the Company can replace the functionality provided by this licensed software.

       Because the Company's products incorporate software developed and maintained by third parties, the Company depends on such third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. The failure of these third parties to meet these criteria could harm the Company's business.

       The Company relies on third parties to obtain most of the components of the MeetingPlace server and integrate it with other standard components, such as the central processing unit and disk drives. If these third parties are no longer able to supply and assemble these components or are unable to do so in a timely manner, the Company may experience substantial delays in shipping its products and have to invest resources in finding an alternative manufacturer or manufacture our products internally.

       In addition, although the Company generally uses standard parts and components in its products, the Company obtains certain components, including the processors and digital signal processing devices used in the MeetingPlace server, from sole source suppliers. In the past, the Company has experienced problems in obtaining some of these components in a timely manner from these sources, and it may be unable to continue to obtain an adequate supply of these components in a timely manner or, if necessary, from alternative sources. If the Company is unable to obtain sufficient quantities of components or to locate alternative sources of supply, the Company may experience substantial delays in shipping its products and incur additional costs to find an alternative manufacturer or manufacture its products internally.

    INVENTORIES

       Inventory is stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates the first in, first out method.

    PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost and depreciated on a straight-line basis over the shorter of the estimated useful life of three years or the length of the capital lease for assets acquired under capital leases. Gains and losses from the disposal of property and equipment are taken into income in the year of disposition. Repairs and maintenance costs are expensed as incurred.

       Depreciation expense for 1999, 1998 and 1997 was $772,000, $607,000 and $537,000, respectively.

    RESEARCH AND DEVELOPMENT COSTS

       Costs related to research, design and development of products are charged to research and development expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers provided research and development activities for the related hardware portion of the product have been completed. Generally, the Company's products include hardware and software components that are developed concurrently. Amortization of capitalized research and development costs is computed at the greater of the amount computed using the ratio of current revenues to the total current and anticipated revenues or by the straight-line method over the remaining life of the product. The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any product for which the net book value is in excess of the net realizable value. Capitalized software development costs, net at December 31, 1999 were $52,000 and there were no capitalized software development costs at December 31, 1998.

    INCOME TAXES

       The Company's benefit from (provision for) income taxes is comprised of its current tax liability and the changes in its deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using current tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

    ADVERTISING

       The Company expenses advertising costs as they are incurred. Advertising expense for 1999, 1998, and 1997 was $787,000, $115,000 and $19,000,
respectively.

    STOCK-BASED COMPENSATION

       The Company accounts for its stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and presents disclosure required by Statement of Financial Accounting Standard No. 123 ("SFAS No. 123").

    NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares, including options, warrants and preferred stock. Options, warrants and preferred stock were not included in the computation of diluted net loss per share in 1997 because the effect would be antidilutive.

     A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net income (loss) per share follows (in thousands, except per share data):

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 --------------------------------
                                                                                    1999       1998       1997
                                                                                  ---------  ---------  ---------
Net income (loss) per share, basic and diluted:
   Numerator for basic and diluted net income (loss) per share.................   $  7,372   $    703   $ (2,229)
                                                                                  ---------  ---------  ---------
   Denominator for basic net income (loss) per share:
     Weighted average vested common shares outstanding.........................     13,164      3,279      2,850
                                                                                  ---------  ---------  ---------
   Net income (loss) per share - basic.........................................   $   0.56   $   0.21   $  (0.78
                                                                                  =========  =========  =========
   Denominator for diluted earnings per share:
     Weighted average vested common shares outstanding.........................     13,164      3,279      2,850
     Effect of dilutive securities:
       Nonvested common shares.................................................        252        478         --
       Common stock options....................................................      1,147        727         --
       Warrants................................................................         69        102         --
       Convertible preferred stock.............................................      4,151     11,836         --
                                                                                  ---------  ---------  ---------
   Weighted average common and common equivalent shares........................     18,783     16,422      2,850
                                                                                  ---------  ---------  ---------
   Net income (loss) per share - diluted.......................................   $   0.39   $   0.04   $  (0.78)
                                                                                  =========  =========  =========

Antidilutive securities not included in diluted net loss per share calculation the entire year:
     Nonvested common shares...................................................         --         --        647
     Common stock options......................................................         --         --         75
     Warrants..................................................................         --         --        134
     Convertible preferred stock...............................................         --         --     11,836
                                                                                  ---------  ---------  ---------
                                                                                        --         --     12,692
                                                                                  =========  =========  =========

    COMPREHENSIVE INCOME

     The sole difference in 1999 between the Company's net income and its total comprehensive income was unrealized loss on securities of $127,000, net of tax of $50,000. There was no difference between the Company's net income (loss) and its total comprehensive income (loss) for 1998 and 1997.

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1998, AcSEC released Statement of Position 98-9, or SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company believes the adoption of SOP 98-9 will not have a material effect on its results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities and will be adopted by the Company in the third quarter of 2001. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company does not currently hold derivative instruments or engage in hedging activities. The Company is currently evaluating the impact SFAS 133 will have on its financial position and results of operations.

     In November, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 100, or SAB 100, which clarifies the SEC's views on accounting for and disclosing certain expenses incurred in connection with exit activities and business combinations. The Company does not expect SAB 100 to have a material effect on its financial position, results of operations or cash flow. In December, 1999, SAB 101 was issued which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective in the second quarter of 2000. The Company is currently evaluating the impact SAB 101 will have on its financial position and results of operations.

    RECLASSIFICATIONS

     Certain amounts in the financial statements have been reclassified to conform with the current year's presentation. These reclassifications did not change previously reported stockholders' equity or net income (loss).

NOTE 3--BALANCE SHEET ACCOUNTS (IN THOUSANDS):

    FINANCIAL INSTRUMENTS

                                                                           DECEMBER 31,
                                                          -----------------------------------------------
                                                                   1999                    1998
                                                          ----------------------- -----------------------
        CASH AND CASH EQUIVALENTS:                          COST      FAIR VALUE     COST     FAIR VALUE
                                                          ----------  ----------- ----------- -----------
        Cash...........................................   $   1,280   $   1,280    $    506    $     506
        Time deposits..................................          --          --       1,846        1,846
        Money market...................................       4,667       4,667       1,630        1,630
        Auction rate securities........................       4,900       4,900          --           --
                                                          ----------  -----------  ----------- ----------
                                                          $  10,847   $  10,847    $  3,982    $   3,982
                                                          ==========  ===========  =========== ==========


        SHORT-TERM INVESTMENTS:                                   DECEMBER 31, 1999
                                                         ------------------------------------
                                                                        GROSS
                                                          AMORTIZED   UNREALIZED     FAIR
                                                            COST         LOSS        VALUE
                                                         -----------  -----------  ----------
        Mutual funds...................................  $     2,006  $        --  $    2,006
        Auction rate securities........................        1,000           --       1,000
        Corporate notes and bonds......................       28,732         (127)     28,605
                                                         -----------  -----------  ----------
                                                         $    31,738  $      (127) $   31,611
                                                         ===========  ===========  ==========

    ACCOUNTS RECEIVABLE:
                                                                                         DECEMBER 31,
                                                                                   ----------------------
                                                                                      1999        1998
                                                                                   ----------  ----------
    Accounts receivable........................................................    $    8,244  $    5,862
    Allowance for doubtful accounts............................................          (238)       (235)
                                                                                   ----------  ----------
                                                                                   $    8,006  $    5,627
                                                                                   ==========  ==========


    INVENTORY:
                                                                                         DECEMBER 31,
                                                                                   ----------------------
                                                                                       1999        1998
                                                                                   ----------  ----------
    Raw materials............. ..............................................    $        240  $      359
    Work in process..........................................................              --          36
    Finished goods.............................................................           592         293
                                                                                   ----------   ---------
                                                                                   $      832  $      688
                                                                                   ==========   =========

    PROPERTY AND EQUIPMENT, NET:

                                                                                         DECEMBER 31,
                                                                                   ----------------------
                                                                                      1999         1998
                                                                                   ----------  ----------
    Leasehold improvements.....................................................    $      305  $      165
    Computer equipment.........................................................         4,592       2,544
    Office equipment...........................................................         1,011         635
                                                                                   ----------  ----------
                                                                                        5,908       3,344
    Less accumulated depreciation and amortization.............................        (3,253)     (2,327)
                                                                                   ----------  ----------
                                                                                   $    2,655  $    1,017
                                                                                   ==========  ==========

    ACCRUED LIABILITIES:
                                                                                         DECEMBER 31,
                                                                                   ----------------------
                                                                                      1999         1998
                                                                                   ----------  ----------
    Accrued commission expense.................................................    $      567  $      544
    Accrued sales incentives...................................................             8         143
    Accrued vacation...........................................................           299         227
    Other......................................................................         3,307       1,175
                                                                                   ----------  ----------
                                                                                   $    4,181  $    2,089
                                                                                   ==========  ==========

NOTE 4--LONG-TERM DEBT:

     The long-term debt consists of notes payable for the purchase of equipment and software, bear interest from 7.0% to 16.27%, and are collateralized by the underlying equipment and software.

     Future minimum payments under the notes payable are as follows (in thousands):

     Years Ending December 31,

          2000.................................................................    $       665
          2001.................................................................            386
          2002.................................................................            110
                                                                                   ------------
                                                                                         1,161

       Less amount representing interest.......................................           (132)
                                                                                   ------------
                                                                                         1,029
       Less current portion....................................................           (576)
                                                                                   ------------
                                                                                   $       453
                                                                                   ============

NOTE 5--COMMITMENTS:

     The Company leases office space under a noncancellable operating lease which provides for an option to extend for an additional five years and expires in December 2000. Future annual minimum lease payments under the noncancellable operating lease are $645,000 in 2000. Rent expense was $1,041,000, $759,000 and $639,000 in 1999, 1998, and 1997, respectively.

     At December 31, 1999, the Company has committed to purchase approximately $1,194,000 of raw materials inventory under noncancellable purchase orders.

NOTE 6--STOCKHOLDERS' EQUITY:

    INITIAL PUBLIC OFFERING

     In May, 1999, the Company completed an initial public offering and issued 3,125,000 shares of common stock to the public at a price of $12.00 per share. As a result of the offering, the Company received $33,780,000, net of underwriting discounts, commissions, offering costs and expenses payable by the Company. Simultaneously, all outstanding preferred shares were automatically converted into common stock.

    PREFERRED STOCK

       The Company is authorized to issue 5,000,000 shares of preferred stock, none of which is issued or outstanding. The Board of Directors has the authority to issue the stock in one or more series and to fix rights, preferences, priveledges and restrictions, and the number of shares constituting any series and the designation of such series, without any further vote or action by the stockholders.

    COMMON STOCK WARRANTS

       The Company has issued fully exercisable warrants to purchase 44,000 shares of common stock at a price of $1.83 per share, which expire in September 2004. The Company has reserved 44,000 shares of common stock for the exercise of these warrants. The warrants were issued in conjunction with capital lease obligations and long-term equipment financing arrangements. The value of the warrants at the date of issuance was not significant.

    STOCK PLANS

       The Company's Board of Directors has adopted the 1993 Plan and the 1999 Plan (the "Plans") and through December 31, 1999 has authorized 6,255,000 shares of common stock for issuance under the Plans. The Plans consist of Stock Purchase Rights and an Option Grant Program.

       Stock Purchase Rights provide for issuance of common stock at not less than 85% of the fair market value of the stock to employees and consultants. The Plan provides that the Administrator of the Plan shall advise the offeree in writing of the terms, conditions and restrictions related to the offer. Restricted stock purchases are subject to the company's right of repurchase at the employee purchase price upon termination of employment. The right to repurchase generally lapses 25% one year from the date of purchase and 1/48 each month thereafter. In addition, the Company has a right of first refusal similar to that for the founders' common stock.

       The Option Grant Program provides for grants of incentive stock options to employees and nonstatutory stock options to employees and consultants. The exercise price of incentive stock options and nonstatutory stock options granted under the Plan must be at least 100% and 85%, respectively, of the fair market value of the shares on the date of grant. Options generally expire ten years from the date of the grant or such shorter term as may be provided in the option agreement. Options granted under the Plan typically become exercisable over a four year period at a rate of 25% after the first year and 1/48 each month thereafter.

       In April 1999, the Company's Board of Directors adopted the 1999 Directors' Plan (the "Directors' Plan") and the 1999 Employee Stock Purchase Plan (the "Purchase Plan.")

       The Directors' Plan provides that each person who is or becomes a nonemployee director of Latitude will be granted a nonstatutory stock option to purchase 20,000 shares of common stock on the date on which the optionee first becomes a nonemployee director of Latitude at an exercise price equal to its fair market value on the date of the grant. Thereafter, on the date of the Company's Annual Stockholders Meeting each year, each nonemployee director will be granted an additional option to purchase 5,000 shares of common stock at an exercise price equal to its fair market value on the date of the grant if, on such date, he or she has served on the Company's board of directors for at least six months. A total of 250,000 shares of common stock has been reserved for issuance under the Directors' Plan, of which 230,000 shares remain available for future grants.

       The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the offering period. A total of 500,000 shares of common stock has been reserved for issuance under the Purchase Plan. During 1999, 51,650 shares were issued under the purchase plan and at December 31, 1999, 448,350 shares remain available for future purchases.

    DEFERRED STOCK COMPENSATION

       During 1997, 1998 and 1999, the Company issued stock purchase rights and options to certain employees under the Plans with exercise prices below the deemed fair market value of the Company's common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded deferred compensation for the difference between the purchase price of stock issued to employees under stock purchase rights or the exercise price of the stock options and the fair market value of the Company's stock at the date of grant.

       This deferred compensation is amortized to expense over the period during which the Company's right to repurchase the stock lapses or options become exercisable, generally four years. At December 31, 1999, the Company had recorded deferred compensation related to these options in the total amount of $2,494,000, of which $752,000, $299,000 and $2,000 had been amortized to expense during 1999, 1998 and 1997, respectively. Future compensation expense from options granted through December 31, 1999 is estimated to be $557,000, $556,000 and $328,000 for the years ending December 31, 2000, 2001 and 2002, respectively.

    STOCK PLAN ACTIVITY

       The activity for the stock purchase rights and stock options under the 1993 Plan, the 1999 Plan and the Directors' Plan are as follows (in thousands except per share amounts):

                                                      RESTRICTED STOCK PLAN              STOCK OPTION PLAN
                                                 -------------------------------- --------------------------------
                                                            WEIGHTED                          WEIGHTED
                                                            AVERAGE                           AVERAGE
                                                            PURCHASE                          PURCHASE
                                        SHARES    NUMBER    PRICE PER              NUMBER    PRICE PER
                                      AVAILABLE  OF SHARES    SHARE       AMOUNT  OF SHARES     SHARE     AMOUNT
                                     ----------- --------- -----------  --------- ---------  ---------- ----------
Balances, December 31, 1996.......          601     3,599       $0.07       $271
Shares purchased..................         (308)      308        0.28         86
Shares repurchased................          152      (152)       0.26        (39)
Options granted...................          (75)       --                     --        75       $0.39     $  29
                                     ----------- ---------              --------- ---------             ----------
Balances, December 31, 1997.......          370     3,755        0.09        318        75        0.39        29
Additional shares reserved........        1,125        --          --         --        --                    --
Shares purchased..................          (35)       35        0.79         28        --                    --
Shares repurchased................           51       (51)       0.27        (15)       --                    --
Options granted...................       (1,315)       --          --         --     1,315        2.32     3,050
Options cancelled.................           38        --          --         --       (38)       1.47       (55)
                                     ----------- ---------              --------- ---------             ----------
Balances, December 31, 1998.......          234     3,739        0.09        331     1,352        2.24     3,024
Additional shares reserved........        2,950        --          --         --        --                    --
Shares purchased..................           (1)        1       10.00          8        --          --        --
Shares repurchased................           16       (16)       0.26         (4)       --          --        --
Options granted...................         (800)       --          --         --       800       15.32    12,187
Options exercised.................           --        --          --         --      (129)       2.33      (300)
Options cancelled.................          317        --          --         --      (317)       3.45    (1,094)
                                     ----------- ---------              --------- ---------             ----------
Balances, December 31, 1999.......        2,716     3,724       $0.09       $335     1,706       $8.12   $13,817
                                     =========== =========              ========= =========             ==========

    At December 31, 1999, 1998 and 1997, 124,000, 325,000 and 647,000 shares of outstanding common stock, respectively, were subject to the Company's right of repurchase at weighted average purchase prices per share of $0.29, $0.27 and $0.24, respectively. At December 31, 1999 and 1998 options for the purchase of 363,000 and 17,000 shares, respectively, were exercisable at weighted average purchase prices per share of $0.52 and $0.30, respectively.

    PRO FORMA STOCK COMPENSATION

       The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost been determined based on the fair value at the grant date for the awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123 for the Plans, Directors' Plan and Purchase Plan, the Company's net income
(loss) for 1999, 1998 and 1997 would have been as follows (in thousands):

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                      ---------------------------
                                                                                       1999      1998     1997
                                                                                      --------  ------- ---------
Net income (loss)--as reported......................................................   $ 7,372   $ 703   $(2,229)
Net income (loss)--pro forma........................................................   $ 6,055   $ 618   $(2,238)
Net income (loss) per share--basic as reported......................................   $  0.56   $0.21   $ (0.78)
Net income (loss) per share--basic pro forma........................................   $  0.46   $0.19   $ (0.79)
Net income (loss) per share--diluted as reported....................................   $  0.39   $0.04   $ (0.78)
Net income (loss) per share--diluted pro forma......................................   $  0.32   $0.04   $ (0.79)

       Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

       The weighted-average grant date fair value of stock options granted was, $10.15, $6.96 and $2.13 for 1999, 1998 and 1997, respectively.

       In accordance with the provisions of SFAS 123, the fair value of each stock option is estimated using the following assumptions for option grants during 1999, 1998 and 1997; dividend yield of 0%, volatility of 0% pre-initial public offering and 75% post-initial public offering , risk-free interest rates of between 4.50% to 7.80% at the date of grant and an expected term of five years.

       During 1999, no stock purchase rights were granted, however, in 1998 and 1997, stock purchase rights for 35,000 and 27,000 shares of the Company's common stock, with weighted-average exercise prices of $0.79 and $0.40 per share and weighted-average fair values of $3.85 and $1.66 per share, were granted with exercise prices below the estimated market value at the date of grant.

       During 1999, 1998 and 1997, options to purchase 114,000, 1,315,000 and
71,000 shares of the Company's common stock, with weighted-average exercise prices of $6.50, $2.32 and $0.41 per share and weighted-average fair values of $13.50, $6.19 and $2.10 per share, were granted with exercise prices below the estimated market value at the date of grant.

       The following table summarizes information about stock options outstanding at December 31, 1999:

                                OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                  ------------------------------------------------  ------------------------------
                                 WEIGHTED-AVERAGE
                     NUMBER         REMAINING     WEIGHTED-AVERAGE     NUMBER     WEIGHTED-AVERAGE
 EXERCISE PRICE   OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
----------------  -----------  -----------------  ----------------  -----------  -----------------
$0.27-1.00           371,000         8.02           $   0.92           174,000   $     0.91
$1.17-2.80           267,000         8.30               1.98            99,000         1.97
$3.27-10.63          533,000         8.98               5.04            90,000         3.76
$12.07-31.69         535,000         9.71              19.20                --           --
                  -----------                                       -----------
$0.27-31.69        1,706,000         8.90           $   8.10           363,000   $     0.52
                  ===========                                       ===========

NOTE 7--INCOME TAXES:

       The provision for (benefit from) income taxes consists of the following:

                                                                1999        1998       1997
                                                              ----------  ---------- ----------
                                                                       (IN THOUSANDS)
Current:
   Federal, net of the benefit of net operating loss
      carryforwards of $595,000 in 1999 and $246,000 in
      1998.................................................   $     522   $      17  $      --
   State, net of the benefit of net operating loss
      carryforwards of $63,000 in 1999 and $23,000 in 1998          128          17         --
   Foreign.................................................          22          --         --
                                                              ----------  ---------- ----------
                                                                    672          34         --
                                                              ----------  ---------- ----------
Deferred:
   Federal.................................................         328          --         --
   State...................................................          40          --         --
   Foreign.................................................          22          --         --
   Change in valuation allowance...........................      (4,786)
                                                              ----------  ---------- ----------
                                                                 (4,396)         --         --
                                                              ----------  ---------- ----------
                                                              $  (3,724)  $      34  $      --
                                                              ==========  ========== ==========

     In 1999, income before benefit from income taxes consisted of $3,807,000 of income from U.S. operations and $159,000 of loss from foreign operations. In 1998, income before provision for income taxes consisted of $1,121,000 of income from U.S. operations and $384,000 of loss from foreign operations. In 1997, loss before provision for income taxes consisted of $1,816,000 of loss from U.S. operations and $413,000 of loss from foreign operations.

     The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                                1999        1998         1997
                                                              ----------  ----------  -----------
Statutory federal income tax (benefit) rate...............         34.0%       34.0%       (34.0)%
State taxes net of federal benefits.......................          9.4         4.0           --
Stock compensation........................................          8.4          --           --
Research and development credit...........................         (3.8)         --           --
Net operating losses not benefited........................           --          --         34.0
Change in valuation allowance.............................       (116.3)         --           --
Benefit of net operating loss carryforwards...............        (38.8)      (39.0)          --
Alternative minimum tax...................................          0.8         5.0           --
Other.....................................................          4.3         1.0           --
                                                              ----------  ----------  -----------
Effective tax rate........................................       (102.0)%        5.0%        0.0%
                                                              ==========  ==========  ===========

       The significant components of the net deferred tax asset are as follows:

                                                                               DECEMBER 31,
                                                                           ----------------------
                                                                              1999        1998
                                                                           ---------   ----------
                                                                                (IN THOUSANDS)
Net operating loss carryforwards........................................   $   2,402   $   2,728
Research and development credit.........................................         824         781
Property and equipment..................................................         318         279
Capitalized research and development for tax purposes...................         648       1,366
Other...................................................................         204         806
                                                                           ----------  ----------
                                                                               4,396       5,960
Less valuation allowance................................................          --      (5,960)
                                                                           ----------  ----------
Net deferred tax asset..................................................   $   4,396   $      --
                                                                           ==========  ==========

     The valuation allowance was decreased by $6.0 million and $337,000 in 1999 and 1998, respectively.

     The Company had placed a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluated on a quarterly basis the recoverability of the deferred tax asset and the level of the valuation allowance. During the fourth quarter of 1999, the Company recognized its deferred tax assets as it determined that it is more likely than not that the deferred tax assets were realizable based primarily on its operating results in 1999 and 1998.

     At December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $5,781,000 and $2,620,000, respectively, available to offset future regular and alternative minimum taxable income. The Company's federal and state net operating loss carryforwards expire in 2001 through 2019, if not utilized.

     At December 31, 1999, the Company had federal and state research and development and other credits of approximately $714,000 and $353,000, respectively. The research and development credit carryforwards expire in 2002 through 2019, if not utilized.

     The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If the Company should have an ownership change, as defined, utilization of the carryforwards could be restricted.

NOTE 8--EMPLOYEE BENEFIT PLANS:

     The Company sponsors the Latitude Communications Salary Savings Plan (the "Plan") which qualifies under Section 401(k) of the Internal Revenue Code. All employees meeting minimum age requirements are eligible to enroll in the Plan upon initiating employment. Currently, the Company is not offering an employer contribution.

NOTE 9--SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION:

     Management uses one measurement of profitability for its business. The Company markets its products and related services to customers in many industries in the United States, Europe and Asia.

     Revenue and property and equipment information by geographic area as of and for the year ended:


                                                                                 PROPERTY
                                                                                    AND
                                                                     REVENUES    EQUIPMENT
                                                                     ---------  -----------
                                                                        (IN THOUSANDS)
December 31, 1999:
   United States..................................................   $ 30,361      $ 2,613
   International..................................................      2,681           42
                                                                     ---------     --------
     Total........................................................   $ 33,042      $ 2,655
                                                                     =========     ========
December 31, 1998:
   United States..................................................   $ 19,549      $   979
   International..................................................      1,502           38
                                                                     ---------     --------
     Total........................................................   $ 21,051      $ 1,017
                                                                     =========     ========
December 31, 1997:
   United States..................................................   $ 12,493      $   896
   International..................................................        439           37
                                                                     ---------     --------
     Total........................................................   $ 12,932      $   933
                                                                     =========     ========

     In 1999, 1998 and 1997, no customer accounted for more than 10% of total revenue.

NOTE 10--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                      FIRST       SECOND     THIRD     FOURTH
                                                                     QUARTER     QUARTER    QUARTER    QUARTER
                                                                    ---------    --------  ---------  ---------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999:
   Total revenue.................................................   $ 6,428      $ 7,726    $ 8,712   $10,176
   Gross profit..................................................     4,708        5,689      6,342     7,460
   Net income....................................................       288          724      1,094     5,266
   Net income per share - basic..................................   $  0.08      $  0.06    $  0.06   $  0.28
   Net income per share - diluted................................   $  0.02      $  0.04    $  0.05   $  0.26

1998:
   Total revenue.................................................   $ 4,361      $ 4,901    $ 5,552   $ 6,237
   Gross profit..................................................     3,116        3,581      3,926     4,471
   Net income....................................................        70          129        236       268
   Net income per share - basic..................................   $  0.02      $  0.04    $  0.07   $  0.08
   Net income per share - diluted................................   $  0.00      $  0.01    $  0.01   $  0.02

                                   SCHEDULE II

                          LATITUDE COMMUNICATIONS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS


                                                         BALANCE AT
                                                         BEGINNING OF      ADDITIONS (REDUCTIONS)                        BALANCE AT
                                                           PERIOD          TO COSTS AND EXPENSES    WRITE-OFFS         END OF PERIOD
                                                         ------------      ----------------------   ----------         -------------
                                                                                     (IN THOUSANDS)
Allowance for doubtful accounts:
    Year ended December 31, 1997 ...........              $    91              $    56               $    --            $   147
    Year ended December 31, 1998 ...........                  147                   88                    --                235
    Year ended December 31, 1999 ...........                  235                   11                    (8)               238
Allowance for excess and obsolete inventory:
    Year ended December 31, 1997 ...........                   80                   66                    --                146
    Year ended December 31, 1998 ...........                  146                  149                    --                295
    Year ended December 31, 1999 ...........                  295                  166                  (107)               353
Deferred tax asset valuation allowance:
    Year ended December 31, 1997 ...........                5,407                  890                    --              6,297
    Year ended December 31, 1998 ...........                6,297                 (337)                   --              5,960
    Year ended December 31, 1999 ...........                5,960               (5,960)                   --                 --
Allowance for returns:
    Year ended December 31, 1997 ...........                  213                  122                  (139)               196
    Year ended December 31, 1998 ...........                  196                  515                  (386)               325
    Year ended December 31, 1999 ...........                  325                  (12)                                     313
