Form 10-Q
period 2000-03-31
LATITUDE COMMUNICATIONS INC
filed 2000-05-15
CIK 1078425

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

                        COMMISSION FILE NUMBER 000-25475

                               -------------------

                          LATITUDE COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                   94-3177392
    (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)


                    2121 TASMAN DRIVE, SANTA CLARA, CA 95054
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


                                 (408) 988-7200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               -------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No / /

As of April 30, 2000, there were 19,106,692 shares of the registrant's Common Stock outstanding.

================================================================================

                                      INDEX

                                                                                                      PAGE
                                                                                                      ----
PART I.     FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS

                  Condensed consolidated balance sheets at March 31, 2000
                  and December 31, 1999............................................................     3

                  Condensed consolidated statements of operations for the three
                  months ended March 31, 2000 and 1999.............................................     4

                  Condensed consolidated statements of cash flows for the three
                  months ended March 31, 2000 and 1999.............................................     5

                  Notes to condensed consolidated financial statements.............................     6

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS..........................................................     7

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................    16

PART II.           OTHER INFORMATION

       ITEM 1.    LEGAL PROCEEDINGS................................................................    17

       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS........................................    17

       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES..................................................    17

       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................    17

       ITEM 5.    OTHER INFORMATION................................................................    17

       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.................................................    17

  SIGNATURE........................................................................................    18

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.

                          LATITUDE COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      2000             1999
                                                                                  ---------------  --------------
                                                                                   (UNAUDITED)
                                    ASSETS
Current assets:
   Cash and cash equivalents...................................................   $        7,772   $      10,847
   Short-term marketable securities............................................           28,271          31,611
   Accounts receivable, net....................................................            7,513           8,006
   Inventory...................................................................              837             832
   Prepaid and other assets....................................................            1,720           1,508
   Deferred tax asset..........................................................            3,457           3,457
                                                                                  --------------   -------------
       Total current assets....................................................           49,570          56,261
Property and equipment, net....................................................            3,365           2,655
Long-term marketable securities................................................            6,277              --
Deposits and other long-term assets............................................              208             199
Deferred tax asset.............................................................              939             939
                                                                                  --------------   -------------
       Total assets............................................................   $       60,359   $      60,054
                                                                                  ==============   =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable............................................................   $        1,345   $         650
   Accrued expenses............................................................            3,925           4,181
   Deferred revenue............................................................            5,296           6,083
   Current portion of long-term debt...........................................              523             576
                                                                                  --------------   -------------
       Total current liabilities...............................................           11,089          11,490
Long-term debt.................................................................              347             453
                                                                                  --------------   -------------
       Total liabilities.......................................................           11,436          11,943
                                                                                  --------------   -------------

Stockholders' equity:
   Common stock, $0.001 par value..............................................               19              19
   Additional paid-in capital..................................................           56,561          56,624
   Notes receivable from common stockholders...................................              (31)            (61)
   Deferred stock compensation.................................................           (1,141)         (1,441)
   Accumulated other comprehensive loss........................................             (376)            (77)
   Accumulated deficit.........................................................           (6,109)         (6,953)
                                                                                  --------------    ------------
       Total stockholders' equity..............................................           48,923          48,111
                                                                                  --------------   -------------
             Total liabilities and stockholders' equity........................   $       60,359   $      60,054
                                                                                  ==============   =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          LATITUDE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                         ------------------
                                                                           2000       1999
                                                                         -------    -------
Revenue:
   Product...........................................................    $7,388     $ 4,627
   Service...........................................................     2,977       1,801
                                                                         ------     -------
     Total revenue...................................................    10,365       6,428

Cost of revenue:
   Product...........................................................     1,226         817
   Service (exclusive of non-cash compensation expenses of $19 and
     $22 in 2000 and 1999, respectively).............................     1,502         903
                                                                         ------     -------
     Total cost of revenue...........................................     2,728       1,720
                                                                         ------     -------

Gross profit.........................................................     7,637       4,708
                                                                         ------     -------

Operating expenses:
   Research and development (exclusive of non-cash compensation
     expenses of $20 and $20 in 2000 and 1999, respectively).........     1,532         903
   Marketing and sales (exclusive of non-cash compensation expenses
     of $25 and $78 in 2000 and 1999, respectively)..................     4,360       2,868
   General and administrative (exclusive of non-cash compensation
     expenses of $63 and $75 in 2000 and 1999, respectively).........       765         426
   Amortization of deferred stock compensation.......................       127         195
                                                                         ------     -------
     Total operating expenses........................................     6,784       4,392
                                                                         ------     -------

Income from operations...............................................       853         316

Interest income (expense), net.......................................       587          (8)
                                                                         ------     -------

Income before provision for income taxes.............................     1,440         308

Provision for income tax.............................................      (596)        (20)
                                                                         ------     -------

Net income...........................................................    $  844     $   288
                                                                         ======     =======

Other comprehensive income (loss), net of tax--
   Unrealized loss on securities.....................................      (156)         --
                                                                         ------     -------

Comprehensive income.................................................    $  688     $   288
                                                                         ======     =======

Net income per share--basic...........................................    $ 0.05     $  0.08
                                                                         =======    ========
Shares used in per share calculation--basic...........................    18,662       3,444
                                                                         =======    ========
Net income per share--diluted.........................................    $ 0.04     $  0.02
                                                                         =======    ========
Shares used in per share calculation--diluted.........................    20,059      16,767
                                                                         =======    ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          LATITUDE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     ------------------------
                                                                                        2000         1999
                                                                                     -----------  -----------
Cash flows from operating activities:
   Net income....................................................................    $      844   $      288
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization.............................................           370          172
       Provision for (recoveries of) excess and obsolete inventory..............             97          (63)
       Provision for doubtful accounts...........................................            74           --
       Amortization of deferred stock compensation...............................           127          195
       Changes in operating assets and liabilities:
         Accounts receivable.....................................................           419          985
         Inventory...............................................................          (102)        (243)
         Prepaids and other assets...............................................          (212)        (335)
         Accounts payable........................................................           695          (79)
         Accrued liabilities.....................................................          (256)          (3)
         Deferred revenue........................................................          (787)         222
                                                                                     ----------   ----------
             Net cash provided by operating activities...........................         1,269        1,139
                                                                                     ----------   ----------

Cash flows from investing activities:
   Purchases of property and equipment...........................................        (1,080)        (246)
   Purchases of available for sale securities....................................       (13,375)          --
   Maturities of available for sale securities...................................        10,139           --
   Other.........................................................................            (9)        (364)
                                                                                     ----------   ----------
             Net cash used in investing activities...............................        (4,325)        (610)

                                                                                    ----------   ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock........................................           107           14
   Repayment of notes payable and capital lease obligations......................          (159)        (149)
   Other.........................................................................            33           21
                                                                                     ----------   ----------
             Net cash used in financing activities...............................           (19)        (114)
                                                                                     ----------   ----------

Net increase (decrease) in cash and cash equivalents.............................        (3,075)         415
Cash and cash equivalents, beginning of period...................................        10,847        3,982
                                                                                     ----------   ----------
Cash and cash equivalents, end of period.........................................    $    7,772   $    4,397
                                                                                     ==========   ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          LATITUDE COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND BASIS OF PRESENTATION

     Latitude Communications, Inc. (the "Company") is a leading provider of enterprise e-conferencing solutions that enable geographically dispersed organizations to collaborate in real time. The company's award-winning MeetingPlace system is designed for enterprise-wide deployment to improve the ability of employees, partners, and customers to meet and work. With MeetingPlace, participants can schedule and attend a meeting, view, share and edit documents, and capture and retrieve meeting content. MeetingPlace is designed to be an enterprise-wide resource and to leverage existing technologies such as telephones, cellular phones and personal computers. Moreover, we expect that the dramatic growth in web browsers and collaborative software applications will drive e-conferencing as an important business application of the Internet.

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The balance sheet at December 31, 1999 was derived from audited financial statements, however, it does not include all disclosures required by generally accepted accounting principles.

     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, dated March 30, 2000.

NOTE 2--INVENTORY

                                                                         MARCH 31,      DECEMBER 31,
                                                                            2000            1999
                                                                         ----------     ------------
                                                                         (UNAUDITED)
Raw materials......................................................      $      523     $        240
Finished goods.....................................................             314              592
                                                                         ----------     ------------
                                                                         $      837     $        832
                                                                         ==========     ============

NOTE 3--RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1998, AcSEC released Statement of Position 98-9, or SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company adopted SOP 98-9 on January 1, 2000 and the adoption did not have a material effect on its results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities and will be adopted by the Company in the third quarter of 2000. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company does not currently hold derivative instruments or engage in hedging activities. The Company is currently evaluating the impact SFAS 133 will have on its financial position and results of operations.

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 or FIN 44 Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on its financial position or results of operations.

NOTE 4--NET INCOME PER SHARE

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

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   ------------------------
                                                                      2000         1999
                                                                   -----------  -----------
                                                                         (UNAUDITED)
Net income per share, basic and diluted:
   Numerator for net income, basic and diluted.................    $      844   $      288
                                                                   ----------   ----------
   Denominator for basic net income per share:
     Weighted average vested common shares outstanding.........        18,662        3,444
                                                                   ----------   ----------
   Net income per share basic..................................    $     0.05   $     0.08
                                                                   ==========   ==========

   Denominator for diluted earnings per share:
     Weighted average vested common shares outstanding.........        18,662        3,444
     Effect of dilutive securities:
       Nonvested common shares.................................           314          294
       Common stock options....................................         1,042         1073
       Warrants................................................            41          120
       Convertible preferred stock.............................            --       11,836
                                                                   ----------   ----------
   Weighted average common and common equivalent shares........        20,059       16,767
                                                                   ----------   ----------
   Net income per share diluted................................    $     0.04   $     0.02
                                                                   ==========   ==========

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

     We generate revenue from sales of our MeetingPlace products and related services revenue. Revenue derived from product sales constituted 71% of total revenue in the first quarter of 2000 and 72% during the corresponding period of 1999. Product revenue is generally recognized upon shipment. We calculate an allowance for returns based on historical rates. Service revenue includes revenue from implementation and integration services, system management services, warranty coverage and customer support. Revenue from implementation and system integration services is recognized as the services are performed, while revenue from system management services, warranty coverage and customer support is recognized ratably over the period of the contract.

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

RESULTS OF OPERATIONS

     The following table lists, for the periods indicated, the percentage of total revenue of each line item from our condensed consolidated statement of operations to total revenues:

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                         -------------------------
                                                               2000          1999
                                                            -----------   -----------
Revenue:
   Product.............................................           71.3%        72.0%
   Service.............................................           28.7%        28.0%
                                                            ----------   ----------
       Total revenue...................................          100.0%       100.0%
Cost of revenue:
   Product.............................................           11.8%        12.7%
   Service.............................................           14.5%        14.1%
                                                            ----------   ----------
       Total cost of revenue...........................           26.3%        26.8%
                                                            ----------   ----------
Gross profit...........................................           73.7%        73.2%
                                                            ----------   ----------

Operating expenses:
   Research and development............................           14.8%        14.0%
   Marketing and sales.................................           42.1%        44.6%
   General and administrative..........................            7.4%         6.6%
   Amortization of deferred stock compensation.........            1.2%         3.1%
                                                            ----------   ----------
       Total operating expenses........................           65.5%        68.3%
                                                            ----------   ----------
Income from operations.................................            8.2%         4.9%
Interest income (expense), net.........................            5.7%        (0.1)%
                                                            ----------   ----------
Income before provision for income tax.................           13.9%         4.8%
Provision for income tax...............................           (5.8)%       (0.3)%
                                                            ----------    ---------
Net income.............................................            8.1%         4.5%
                                                            ==========    =========


     PRODUCT REVENUE

     Product revenue was $7.4 million for the first quarter of 2000, which represented an increase of 60% when compared to the corresponding period of 1999. The increase was due primarily to increased sales of our MeetingPlace products domestically to new customers, increased sales of additional products and features to existing customers, and, to a lesser extent, increased international sales. International sales represented approximately 11% and 5% of product revenue in the three months ended March 31, 2000 and 1999, respectively.

     SERVICE REVENUE

     Service revenue was $3.0 million for the first quarter of 2000, which represented an increase of 65% when compared to the corresponding period of 1999. The increase was attributable primarily to growth in our customer base during this period, which led to increased sales of full care support services, as well as the introduction of additional consulting services such as managed services and expanded implementation and integration services.

     TOTAL COST OF REVENUE

     Total cost of revenue was $2.7 million for the first quarter of 2000, which represented an increase of 59% when compared to the corresponding period of 1999. The increase in total cost of revenue was attributable primarily to increased sales of our MeetingPlace products and related services, as well as the increased size of our services staff and the costs of providing services to support an increasingly geographically dispersed customer base. Resulting gross profit was $7.6 million for the first quarter of 2000, as compared to $4.7 million in the corresponding period of 1999. Gross margin was 74% as a percentage of revenue, for the first quarter of 2000, as compared to 73% for the corresponding period of 1999.

     Product gross margin increased slightly to 83% as a percentage of product revenue for the first quarter of 2000 as compared to 82% for the corresponding period of 1999. We expect that product gross margin may decrease in the future due in part to potential pricing pressure and an expected increase in the proportion of revenue derived from indirect distribution channels.

     Service gross margin was 50% as a percentage of revenue for both the first quarter of 2000, and the corresponding period in 1999. We expect that service gross margin may decline in the future as a result of the addition of support personnel, potential pricing pressure and an increase in the mix of lower margin service offerings.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist primarily of compensation and related costs for research and development personnel, facilities expenses for testing space and equipment and royalty payments. Research and development expenses were $1.5 million for the first quarter of 2000, which represented increase of 70% when compared to corresponding period in 1999. As a percentage of total revenues, research and development expenses rose from 14% in the first quarter of 1999 to 15% in the first quarter of 2000. The increase was attributable primarily to the addition of personnel in our research and development organization associated with product development. We expect to continue to make substantial investments in research and development and anticipate that research expenses will continue to increase in absolute dollars.

     MARKETING AND SALES EXPENSES

     Marketing and sales expenses consist primarily of promotional expenditures and compensation and related costs for marketing and sales personnel. Marketing and sales expenses were $4.4 million for the first quarter of 2000, which represented increases of 52% when compared to corresponding period in 1999. As a percentage of total revenues, marketing and sales expenses declined from 45% in the first quarter of 1999 to 42% in the first quarter of 2000. The decrease in marketing and sales expenses as a percentage of revenue was due primarily to increased revenue. The increase in absolute dollars of $1.5 million for the first quarter of 2000 as compared to the corresponding period in 1999, reflected the addition of personnel in our sales and marketing organizations, as well as costs associated with increased selling efforts to develop market awareness of our products and services.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of personnel expenses, legal and accounting expenses and other general corporate expenses. General and administrative expenses were $765,000 for the first quarter of 2000, which represented an increase of 80% when compared to the corresponding period in 1999. As a percentage of total revenues, general and administrative expenses were constant at 7% in the first quarter of both 2000 and 1999. The increase in absolute dollars was attributable primarily to the addition of personnel in our general and administrative organization and expenses in connection with being a public company. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional costs related to the anticipated growth of our business and operation as a public company.

     AMORTIZATION OF DEFERRED STOCK COMPENSATION

     In connection with the completion of our initial public offering in May 1999, options granted in the last quarter of 1997, 1998 and the first quarter of 1999 have been considered to be compensatory. Total deferred stock compensation associated with these options as of March 31, 2000 amounted to $3.1 million, of which $2,000, $299,000, $752,000 and $127,000 had been amortized to expense in 1997, 1998, 1999 and the first quarter of 2000, respectively. These amounts are being amortized based on the vesting period of these options, most of which are over 48 months. We expect amortization of approximately $359,000 in the balance of 2000, $472,000 in 2001 and $314,000 in 2002 related to the options presently outstanding.

     INTEREST INCOME (EXPENSE), NET

     Interest income, net of interest expense, was $587,000 for the first quarter of 2000, compared to interest expense, net of interest income, of $(8,000) for the corresponding period in 1999. Interest expense was related to obligations under capital leases and equipment loans. The increase in net interest income was attributable primarily to interest income earned on higher cash and marketable securities average balances in the first quarter of 2000, primarily from net proceeds from our initial public offering in May 1999.

     INCOME TAXES

     For the quarter ended March 31, 2000, the provision for income tax was $596,000, compared to $20,000 in the quarter ended March 31, 1999. Our effective tax rate was approximately 41% for the first quarter of 2000 and approximately 6% for the same period in 1999. The rate in 1999 was lower than the statutory U.S. federal rate due primarily to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     In May 1999, we completed an initial public offering of common stock, resulting in net proceeds to us of approximately $33.8 million. As of March 31, 2000, we had $42.3 million of cash, cash equivalents and investments, which represented 70% of total assets.

     Cash provided by operating activities was $1.3 million in the first three months of 2000, compared to $1.1 million in the same period of 1999. Cash provided by operating activities in the first three months of 2000 increased relative to the same period in 1999 due to adjustments for non-cash items and for changes in working capital.

     Cash used in investing activities in the first three months of 2000 was $4.3 million, which consisted primarily of the purchase of marketable securities of $13.4 million and purchase of property and equipment of $1.1 million, partially offset by maturities of marketable securities or $10.1 million. For the first three months in 1999, cash used in investing activities of $610,000 consisted primarily of the purchase of property and equipment.

     Cash used by financing activities in the first three months of 2000 of $19,000 consisted primarily of payments on obligations under capital leases and notes payable of $159,000 partially offset by the proceeds from issuance of common payable stock under employee benefit plans of $107,000. For the first three months of 1999, cash used by financing activities of $114,000 primarily consisted of payments on obligations under capital leases and notes payable of $149,000, partially offset by the proceeds from issuance of common stock of $14,000.

     We believe that our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1998, AcSEC released Statement of Position 98-9, or SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company adopted SOP 98-9 on January 1, 2000 and the adoption did not have a material effect on its results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities and will be adopted by the Company in the third quarter of 2000. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company does not currently hold derivative instruments or engage in hedging activities. The Company is currently evaluating the impact SFAS 133 will have on its financial position and results of operations.

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 or FIN 44 Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on its financial position or results of operations.

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

     The tables below presents principal amounts and related weighted average interest rates for our investment portfolio at March 31, 2000.

SHORT-TERM INVESTMENTS (IN THOUSANDS):

                                                                                           FAIR          AVERAGE
                                                                                           VALUE       INTEREST RATE
Mutual funds.........................................................................     $  2,032          5.65%
Auction rate securities..............................................................        1,000          5.68%
Commercial Paper.....................................................................        1,910          6.57%
Corporate notes and bonds............................................................       23,329          5.53%
                                                                                          --------
                                                                                          $ 28,271
                                                                                          ========

LONG-TERM INVESTMENTS (IN THOUSANDS):

                                                                                           FAIR            AVERAGE
                                                                                           VALUE       INTEREST RATE
Corporate notes and bonds............................................................     $  6,277          7.04%

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS--NOT APPLICABLE.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE.

ITEM 5.   OTHER INFORMATION--NOT APPLICABLE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:
               27.1--Financial Data Schedule

          (b)  Reports on Form 8-K--None

                  --------------

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          LATITUDE COMMUNICATIONS, INC.

                           BY:       /s/   RICK M. MCCONNELL
                                  ----------------------------------------------
                                     Rick M. McConnell
                                     Vice President of Finance and
                                     Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



Date:  May 15, 2000

                                  EXHIBIT INDEX

27.1   Financial Data Schedule

--------------