Form 10-Q
period 2000-06-30
LATITUDE COMMUNICATIONS INC
filed 2000-08-14
CIK 1078425

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

                       FOR THE QUARTER ENDED JUNE 30, 2000

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

                                                    Yes X       No / /

       As of July 31, 2000, there were 19,132,697 shares of the registrant's Common Stock outstanding.

================================================================================

                                             INDEX

                                                                                                           PAGE
PART I.          FINANCIAL INFORMATION                                                                     ----

            ITEM 1.   FINANCIAL STATEMENTS

                      Condensed consolidated balance sheets at June 30, 2000
                      and December 31, 1999.............................................................     3

                      Condensed consolidated statements of operations for
                      the three months ended June 30, 2000 and 1999; and for
                      the six months ended June 30, 2000 and 1999.......................................     4

                      Condensed consolidated statements of cash flows for the six
                      months ended June 30, 2000 and 1999...............................................     5

                      Notes to condensed consolidated financial statements..............................     6

            ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS.........................................................     8

            ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................    16

PART II.         OTHER INFORMATION

            ITEM 1.   LEGAL PROCEEDINGS.................................................................    18

            ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................    18

            ITEM 3.   DEFAULTS UPON SENIOR SECURITIES...................................................    18

            ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................    18

            ITEM 5.   OTHER INFORMATION.................................................................    18

            ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..................................................    18

       SIGNATURE........................................................................................    19

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.

                          LATITUDE COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     JUNE 30,       DECEMBER 31,
                                                                                       2000            1999
                                                                                  ---------------  --------------
                                                                                   (UNAUDITED)
                                    ASSETS
Current assets:
   Cash and cash equivalents...................................................   $        3,275   $      10,847
   Short-term marketable securities............................................           29,873          31,611
   Accounts receivable, net....................................................           12,838           8,006
   Inventory...................................................................              978             832
   Prepaid and other assets....................................................            1,995           1,508
   Deferred tax asset..........................................................            3,457           3,457
                                                                                  ---------------  --------------
       Total current assets....................................................           52,416          56,261
Property and equipment, net....................................................            3,670           2,655
Long-term marketable securities................................................            6,427              --
Deposits and other long-term assets............................................              303             199
Deferred tax asset.............................................................              939             939
                                                                                  ---------------  --------------
       Total assets............................................................   $       63,755   $      60,054
                                                                                  ===============  ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable............................................................   $        1,518   $         650
   Accrued expenses............................................................            4,364           4,181
   Deferred revenue............................................................            6,591           6,083
   Current portion of long-term debt...........................................              432             576
                                                                                  ---------------  --------------
       Total current liabilities...............................................           12,905          11,490
Long-term debt.................................................................              263             453
                                                                                  ---------------  --------------
       Total liabilities.......................................................           13,168          11,943
                                                                                  ---------------  --------------

Stockholders' equity:
   Common stock, $0.001 par value..............................................               19              19
   Additional paid-in capital..................................................           57,049          56,624
   Notes receivable from common stockholders...................................              (30)            (61)
   Deferred stock compensation.................................................             (947)         (1,441)
   Accumulated other comprehensive loss........................................             (194)            (77)
   Accumulated deficit.........................................................           (5,310)         (6,953)
                                                                                  ---------------  --------------
       Total stockholders' equity..............................................           50,587          48,111
                                                                                  ---------------  --------------
             Total liabilities and stockholders' equity........................   $       63,755   $      60,054
                                                                                  ===============  ==============


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          LATITUDE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                            JUNE 30,                JUNE 30,
                                                                      ---------------------   --------------------
                                                                        2000       1999         2000       1999
                                                                      --------- -----------   --------  ----------
Revenue:
   Product.........................................................   $  8,306  $     5,576   $ 15,694  $   10,203
   Service.........................................................      3,383        2,150      6,360       3,951
                                                                      --------  -----------   --------  ----------
     Total revenue.................................................     11,689        7,726     22,054      14,154
Cost of revenue:
   Product.........................................................      1,506          979      2,732       1,796
   Service (exclusive of non-cash compensation expenses of $3,
     $21, $22 and $43, respectively)...............................      1,778        1,058      3,280       1,961
                                                                      --------  -----------   --------  ----------
     Total cost of revenue.........................................      3,284        2,037      6,012       3,757
                                                                      --------  -----------   --------  ----------
Gross profit.......................................................      8,405        5,689     16,042      10,397
                                                                      --------  -----------   --------  ----------

Operating expenses:
   Research and development (exclusive of non-cash compensation
     expenses of $19, $19, $39 and $39, respectively)..............      1,570          972      3,102       1,875
   Marketing and sales (exclusive of non-cash compensation
     expenses of $26, $75, $51 and $153, respectively).............      4,983        3,459      9,343       6,327
   General and administrative (exclusive of non-cash compensation
     expenses of $67, $106, $130 and $182, respectively)...........        960          509      1,725         934
   Amortization of deferred stock compensation.....................        115          221        242         417
                                                                      --------- ------------  --------- -----------
     Total operating expenses......................................      7,628        5,161     14,412       9,553
                                                                      --------- ------------  --------- -----------
Income from operations.............................................        777          528      1,630         844
Interest income, net...............................................        582          246      1,169         238
                                                                      --------- ------------  --------- -----------
Income before provision for income tax.............................      1,359          774      2,799       1,082
Provision for income tax...........................................       (560)         (50)    (1,156)        (70)
                                                                      --------- ------------  --------- -----------
Net income.........................................................   $    799  $       724   $  1,643  $    1,012
                                                                      ========= ============  ========= ==========


Other comprehensive income (loss), net of tax--
   Unrealized gain (loss) on securities............................        182         (151)      (117)       (151)
                                                                      --------- ------------  --------- -----------

Comprehensive income...............................................   $    981  $       573   $  1,526  $      861
                                                                      ========= ============  ========= ===========

Net income per share--basic.........................................  $   0.04  $      0.06   $   0.09  $     0.13
                                                                      ========= ============   ========= ===========

Shares used in per share calculation--basic.........................    18,692       12,427     18,677       7,923
                                                                      ========= ============   ========= ===========

Net income per share--diluted.......................................  $   0.04  $      0.04   $   0.08  $     0.06
                                                                      ========= ============   ========= ===========

Shares used in per share calculation--diluted.......................    19,812       18,716     19,973      17,739
                                                                      ========= ============  ========= ===========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          LATITUDE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    -------------------------
                                                                                       2000          1999
                                                                                    ------------  -----------
 Cash flows from operating activities:
    Net income...................................................................   $     1,643   $    1,012
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization............................................           775          351
        Provision for excess and obsolete inventory..............................           258           40
        Provision for doubtful accounts..........................................           139           --
        Amortization of deferred stock compensation..............................           242          417
        Changes in operating assets and liabilities:
          Accounts receivable....................................................        (4,971)        (895)
          Inventory..............................................................          (404)         (89)
          Prepaids and other assets..............................................          (487)        (880)
          Accounts payable.......................................................           868          306
          Accrued expenses.......................................................           183           48
          Deferred revenue.......................................................           508          380
                                                                                    ------------  -----------
              Net cash (used in) provided by operating activities................        (1,246)         690
                                                                                    ------------  -----------

 Cash flows from investing activities:

    Purchases of property and equipment..........................................        (1,790)        (580)
    Purchases of available for sale securities...................................       (21,532)     (33,170)
    Maturities of available for sale securities..................................        16,726        5,598
    Other........................................................................          (104)         (63)
                                                                                    ------------  -----------
              Net cash used in investing activities..............................        (6,700)     (28,215)
                                                                                    ------------  -----------

 Cash flows from financing activities:

    Proceeds from issuance of common stock.......................................           674       33,780
    Repayment of notes payable and capital lease obligations.....................          (334)        (283)
    Other........................................................................            34           29
                                                                                    ------------  -----------
              Net cash used in financing activities..............................           374       33,526
                                                                                    ------------  -----------

 Net increase (decrease) in cash and cash equivalents............................        (7,572)       6,001
 Cash and cash equivalents, beginning of period..................................        10,847        3,982
                                                                                    ------------  -----------
 Cash and cash equivalents, end of period........................................   $     3,275   $    9,983
                                                                                    ============  ===========


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

NOTE 2--MARKETABLE SECURITIES

      The following table summarizes the fair value and unrealized gains and losses of marketable securities, by contractual maturity, at June 30, 2000. All marketable securities have been classified as available-for-sale.

                                                                    GROSS       GROSS     ESTIMATE
                                                                  UNREALIZED  UNREALIZED    FAIR
                                                         COST       GAINS       LOSSES      VALUE
                                                     ----------- ----------- ----------- -----------
Mutual funds.......................................  $      241  $       --  $       --  $      241
Commercial paper
   Due in 1 year or less...........................       4,306          --          (4)      4,302
Corporate notes and bonds
   Due in 1 year or less...........................      25,388          --         (58)     25,330
   Due in 1-2 years................................       6,559          --        (132)      6,427
                                                     ----------- ----------- ----------- -----------
                                                     $   36,494  $       --  $     (194) $   36,300
                                                     =========== =========== =========== ===========



NOTE 3--INVENTORY

                                              JUNE 30,      DECEMBER 31,
                                                2000            1999
                                             -----------    -------------
                                             (UNAUDITED)
Raw materials..........................       $       70     $         24
Finished goods.........................               26               59
                                             -----------    -------------
                                              $       97     $         83
                                             ===========    =============

NOTE 4--RECENT ACCOUNTING PRONOUNCEMENTS

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

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities and will be adopted by the Company in 2001. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company does not currently hold derivative instruments or engage in hedging activities. The Company is currently evaluating the impact SFAS 133 will have on its financial position and results of operations.

      In November, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 100, or SAB 100, which clarifies the SEC's views on accounting for and disclosing certain expenses incurred in connection with exit activities and business combinations. The Company does not expect SAB 100 to have a material effect on its financial position, results of operations or cash flow. In December, 1999, SAB 101 was issued which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective beginning in the fourth quarter of 2000. The Company is currently evaluating the impact SAB 101 will have on its financial position and results of operations.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 or FIN 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes the adoption of the provisions of FIN 44 that were effective as of December 15, 1998 and January 12, 2000 and will be implemented effective July 1, 2000 will not have a material effect on the Company's financial position or results of operations. The Company is currently evaluating the impact of the remaining provisions of FIN 44 on its financial position and results of operations.

NOTE 5--NET INCOME PER SHARE

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

                                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                    JUNE 30               JUNE 30,
                                                             ---------------------- ---------------------
                                                                2000       1999       2000       1999
                                                             ----------- ---------- ---------- ----------
                                                                  (UNAUDITED)
Net income per share, basic and diluted:
   Numerator for net income, basic and diluted............   $      799  $     724  $   1,643  $   1,012
                                                             ----------- ---------- ---------- ----------
   Denominator for basic net income per share:
     Weighted average vested common shares outstanding....       18,692     12,427     18,677      7,923
                                                             ----------- ---------- ---------- ----------
   Net income per share basic.............................   $     0.04  $    0.06  $    0.09  $    0.13
                                                             =========== ========== ========== ==========

   Denominator for diluted earnings per share:
     Weighted average vested common shares outstanding....       18,692     12,427     18,677      7,923
     Effect of dilutive securities:
       Nonvested common shares............................          402        249        358        274
       Common stock options...............................          680      1,155        898      1,121
       Warrants...........................................           38         72         39         97

       Convertible preferred stock........................           --      4,813         --      8,324
                                                             ----------- ---------- ---------- ----------
     Weighted average common and common equivalent shares.       19,812     18,716     19,973     17,739
                                                             ----------- ---------- ---------- ----------
   Net income per share diluted...........................   $     0.04  $    0.04  $    0.08  $    0.06
                                                             =========== ========== ========== ==========

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

      We generate revenue from sales of our MeetingPlace products and related services revenue. Product revenue is generally recognized upon shipment. We calculate an allowance for returns based on historical rates. Service revenue includes revenue from implementation and system integration services, system management services, warranty coverage and customer support. Revenue from implementation and system integration services is recognized as the services are performed, while revenue from system management services, warranty coverage and customer support is recognized ratably over the period of the contract.

      We sell our MeetingPlace products primarily through our direct sales force and, to a lesser extent, through indirect distribution channels. The majority of our revenue is derived from Fortune 1000 companies, many of which initially purchase MeetingPlace servers and later expand deployment of our products as they require additional capacity for voice and data conferencing. We have international sales offices in the United Kingdom and Singapore and expect to continue to expand into new international markets. In addition, we have established distributor relationships in Australia, Hong Kong and Japan. While we intend to increase sales through indirect channels and internationally, we cannot assure you that we will be successful.

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

RESULTS OF OPERATIONS

      The following table lists, for the periods indicated, the percentage of total revenue of each line item from our condensed consolidated statement of operations to total revenues:

                                                                   THREE MONTHS       SIX MONTHS ENDED
                                                                  ENDED JUNE 30,          JUNE 30,
                                                                -------------------   ------------------
                                                                  2000      1999        2000      1999
                                                                ---------  --------   ---------  -------
Revenue:
   Product.............................................             71.1%     72.2%       71.2%    72.1%
   Service.............................................             28.9%     27.8%       28.8%    27.9%
                                                                ---------  --------   ---------  -------
       Total revenue...................................            100.0%    100.0%      100.0%   100.0%
Cost of revenue:
   Product.............................................             12.9%     12.7%       12.4%    12.7%
   Service.............................................             15.2%     13.7%       14.9%    13.9%
                                                                ---------  --------   ---------  -------
       Total cost of revenue...........................             28.1%     26.4%       27.3%    26.6%
                                                                ---------  --------   ---------  -------
Gross profit...........................................             71.9%     73.6%       72.7%    73.4%
                                                                ---------  --------   ---------  -------

Operating expenses:
   Research and development............................             13.4%     12.6%       14.1%    13.2%
   Marketing and sales.................................             42.7%     44.7%       42.3%    44.7%
   General and administrative..........................              8.2%      6.6%        7.8%     6.6%
   Amortization of deferred stock compensation.........              1.0%      2.9%        1.1%     2.9%
                                                                ---------  --------   ---------  -------
       Total operating expenses........................             65.3%     66.8%       65.3%    67.4%
                                                                ---------  --------   ---------  -------
Income from operations.................................              6.6%      6.8%        7.4%     6.0%
Interest income (expense), net.........................              5.0%      3.2%        5.3%     1.7%
                                                                ---------  --------   ---------  -------
Income before provision for income tax.................             11.6%     10.0%       12.7%     7.7%
                                                                ---------  --------   ---------  -------
Provision for income tax...............................             (4.8)%    (0.6)%      (5.2)%   (0.5)%
                                                                ---------  --------   ---------  -------
Net income.............................................              6.8%      9.4%       (7.5)%    7.2%
                                                                =========  ========   =========  =======

       PRODUCT REVENUE

       Product revenue was $8.3 million and $15.7 million for the second quarter and first half of 2000, which represented increases of 49.0% and 53.8% when compared to the corresponding periods of 1999. The increases were due primarily to increased sales of our MeetingPlace products domestically to new customers, increased sales of additional products and features to existing customers, and, to a lesser extent, increased international sales. International sales represented approximately 8.5% and 8.1% of product revenue in the three months ended June 30, 2000 and 1999, respectively and approximately 10.5% and 6.8% of product revenue in the six months ended June 30, 2000 and 1999, respectively.

       SERVICE REVENUE

       Service revenue was $3.4 million and $6.4 million for the second quarter and first half of 2000, which represented increases of 57.3% and 61.0% when compared to the corresponding periods of 1999. The increases were attributable primarily to growth in our customer base during this period, which led to increased sales of full care support services, as well as the introduction of additional consulting services such as managed services and expanded implementation and integration services.

       TOTAL COST OF REVENUE

       Total cost of revenue was $3.3 million and $6.0 million for the second quarter and first half of 2000, which represented increases of 61.2% and 60.0% when compared to the corresponding periods of 1999. The increase in total cost of revenue was attributable primarily to increased sales of our MeetingPlace products and related services, as well as the increased size of our services staff and the costs of providing services to support an increasingly geographically dispersed customer base. Resulting gross profit was $8.4 million and $16.0 million for the second quarter and first half of 2000, as compared to $5.7 million and 10.4 million in the corresponding periods of 1999. Gross margin was 71.9% and 72.7% as a percentage of revenue, for the second quarter and first half of 2000, as compared to 73.6% and 73.4% for the corresponding periods of 1999.

       Product gross margin was 81.9% and 82.6% as a percentage of product revenue for the second quarter and first half of 2000 as compared to 82.4% for both of the corresponding periods of 1999. We expect that product gross margin may decrease in the future due in part to potential pricing pressure and an expected increase in the proportion of revenue derived from indirect distribution channels.

       Service gross margin was 47.4% and 48.4% as a percentage of revenue for the second quarter and first half of 2000 as compared to 50.8% and 50.4% for the corresponding periods in 1999. We expect that service gross margin may decline in the future as a result of the addition of support personnel, potential pricing pressure and an increase in the mix of lower margin service offerings.

       RESEARCH AND DEVELOPMENT EXPENSES

       Research and development expenses consist primarily of compensation and related costs for research and development personnel, facilities expenses for testing space and equipment and royalty payments. Research and development expenses were $1.6 million and $3.1 million for the second quarter and first half of 2000, which represented increases of 61.5% and 65.4% when compared to corresponding periods in 1999. As a percentage of total revenues, research and development expenses were 13.4% and 14.1% in the second quarter and first half of 2000, increases from the 12.6% and 13.2% in the corresponding periods in 1999. The increase was attributable primarily to the addition of personnel in our research and development organization associated with product development. We expect to continue to make substantial investments in research and development and anticipate that research expenses will continue to increase in absolute dollars.

       MARKETING AND SALES EXPENSES

       Marketing and sales expenses consist primarily of promotional expenditures and compensation and related costs for marketing and sales personnel. Marketing and sales expenses were $4.9 million and $9.3 million for the second quarter and first half of 2000, which represented increases of 44.1% and 47.7% when compared to corresponding periods in 1999. As a percentage of total revenues, marketing and sales expenses of 42.5% in both the second quarter and first half of 2000 represent decreases from 44.9% and 44.7% in the corresponding periods of 1999. The decrease in marketing and sales expenses as a percentage of revenue was due primarily to increased revenue. The increase in absolute dollars of $1.5 million and $3.0 million for the second quarter and first half of 2000 as compared to the corresponding period in 1999, reflected the addition of personnel in our sales and marketing organizations, as well as costs associated with increased selling efforts to develop market awareness of our products and services.

       GENERAL AND ADMINISTRATIVE EXPENSES

       General and administrative expenses consist primarily of personnel expenses, legal and accounting expenses and other general corporate expenses. General and administrative expenses were $960,000 and $1.7 million for the second quarter and first half of 2000, which represented increase of 88.6% and 84.5% when compared to the corresponding periods in 1999. As a percentage of total revenues, general and administrative expenses were 8.2% and 7.8% in the first quarter of 2000, increases from the 6.6% in both of the corresponding periods in 1999. The increase in both absolute dollars and percentage of revenue was attributable primarily to the addition of personnel in our general and administrative organization and expenses in connection with being a public company. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional costs related to the anticipated growth of our business and operation as a public company.

       AMORTIZATION OF DEFERRED STOCK COMPENSATION

       In connection with the completion of our initial public offering in May 1999, options granted in the last quarter of 1997, 1998 and the first quarter of 1999 have been considered to be compensatory. Total deferred stock compensation associated with these options as of June 30, 2000 amounted to $3.1 million, of which $2,000, $299,000, $752,000 and $242,000 had been amortized to expense in 1997, 1998, 1999 and the first half of 2000, respectively. These amounts are being amortized based on the vesting period of these options, most of which are over 48 months. We expect amortization of approximately $227,000 in the six months ending December 31, 2000, $453,000 in 2001 and $267,000 in 2002 related to the options presently outstanding.

       INTEREST INCOME (EXPENSE), NET

       Interest income, net of interest expense, was $582,000 and $1.2 million for the second quarter and first half of 2000, compared to $246,000 and $238,000 for the corresponding periods in 1999. The increase in net interest income was attributable primarily to interest income earned on higher cash and marketable securities average balances in the second quarter and first half of 2000 as compared to corresponding periods in 1999, primarily from net proceeds from our initial public offering in May 1999.

       INCOME TAXES

       The provision for income tax was $560,000 and $1.2 million for the second quarter and first half of 2000, compared to $50,000 and $70,000 for the corresponding periods in 1999. Our effective tax rate was approximately 41% for the second quarter and first half of 2000 and approximately 6% for the corresponding periods in 1999. The rate in 1999 was lower than the statutory U.S. federal rate due primarily to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

       In May 1999, we completed an initial public offering of common stock, resulting in net proceeds to us of approximately $33.8 million. As of June 30, 2000, we had $39.6 million of cash, cash equivalents and marketable securities, which represented 62% of total assets.

       Cash used by operating activities was $1.2 million in the first six months of 2000, compared to cash provided by operating activities of $690,000 in the same period of 1999. Net cash used by operating activities in the first six months of 2000 related to increased use of working capital of $4.3 million, compared to $1.3 million in the same period in 1999. The largest component of the increased use of working capital in the first six months of 2000 was an increase in accounts receivable due to large sales transactions occurring late in the second quarter of 2000. This increased use was partially offset by adjustments for non-cash items of $1.4 million in the first six months of 2000, compared to $808,000 in the same period in 1999 and by an increase in net income.

       Cash used in investing activities in the first six months of 2000 was $6.7 million, which consisted primarily of the purchase of marketable securities of $21.5 million and purchase of property and equipment of $1.8 million, partially offset by maturities of marketable securities of $16.7 million. For the first six months in 1999, cash used in investing activities of $28.2 million reflected the purchase of available for sale securities of $33.2 million and the purchase of property and equipment of $580,000, partially offset by maturities of available for sale securities of $5.6 million.

       Cash provided by financing activities in the first six months of 2000 of $374,000 consisted primarily of the proceeds from issuance of common stock under employee benefit plans of $674,000, partially offset by payments on obligations under capital leases and notes payable of $334,000. For the first six months of 1999, cash provided by financing activities of $33.5 million related primarily to the proceeds of our initial public offering of common stock.

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

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities and will be adopted by the Company in 2001. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company does not currently hold derivative instruments or engage in hedging activities. The Company is currently evaluating the impact SFAS 133 will have on its financial position and results of operations.

       In November, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 100, or SAB 100, which clarifies the SEC's views on accounting for and disclosing certain expenses incurred in connection with exit activities and business combinations. The Company does not expect SAB 100 to have a material effect on its financial position, results of operations or cash flow. In December, 1999, SAB 101 was issued which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective beginning in the fourth quarter of 2000. The Company is currently evaluating the impact SAB 101 will have on its financial position and results of operations.

       In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 or FIN 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes the adoption of the provisions of FIN 44 that were effective as of December 15, 1998 and January 12, 2000 and will be implemented effective July 1, 2000 will not have a material effect on the Company's financial position or results of operations. The Company is currently evaluating the impact of the remaining provisions of FIN 44 on its financial position and results of operations.

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

      o private branch exchange, or PBX, vendors that sell systems with voice conferencing capabilities, such as Lucent Technologies Inc. and Nortel Networks; and

      o companies that offer web-based voice and data conferencing products, such as WebEx, Inc. and PlaceWare, Inc.

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

       The tables below presents principal amounts and related weighted average interest rates for our investment portfolio at June 30, 2000.

  SHORT-TERM INVESTMENTS (IN THOUSANDS):

                                                                  AVERAGE
                                                   FAIR VALUE  INTEREST RATE
                                                   ----------  -------------
  Mutual funds..................................   $      241          6.10%
  Commercial paper..............................        4,302          6.68%
  Corporate notes and bonds.....................       25,330          5.98%
                                                   ----------
                                                   $   29,873
                                                   ==========

  LONG-TERM INVESTMENTS (IN THOUSANDS):

                                                                   AVERAGE
                                                   FAIR VALUE   INTEREST RATE
                                                   ----------   -------------
  Corporate notes and bonds.....................   $    6,427           7.04%
                                                   =========

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       On June 1, 2000, the Company held its 2000 annual meeting of stockholders. The following summarizes the matters submitted to a vote of the stockholders:

       1. The election of the following nominees to serve as members of the Board of Directors:

              NOMINEE                      IN FAVOR                   WITHHELD
    -------------------------    ------------------------    -------------------
    Emil C.W. Wang               10,500,429                  70,680
    Robert J. Finocchio, Jr.     10,500,429                  70,680
    Klaus-Dieter Laidig          10,500,429                  70,680
    F. Gibson Myers, Jr.         10,500,429                  70,680
    James Patterson              10,500,429                  70,680

       2. The ratification of the appointment of PricewaterhouseCoopers, LLP as the Company's independent accountants for the fiscal year ending December 31,
2000.   In Favor: 10,522,335; Withheld: 48,774


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

                       LATITUDE COMMUNICATIONS, INC.

                       BY:       /S/   RICK M. MCCONNELL
                                 ---------------------------------------------
                                 Rick M. McConnell
                                 Vice President of Finance and Administration
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)





Date:  August 14, 2000

6                                  EXHIBIT INDEX

27.1   Financial Data Schedule
--------------