Form 10-Q
period 2000-09-30
LATITUDE COMMUNICATIONS INC
filed 2000-11-15
CIK 1078425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2000

000-25475
(Commission file number )

LATITUDE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3177392 (I.R.S. Employer Identification No.)

2121 Tasman Drive Santa Clara, CA (Address of principal executive offices)	95054 (Zip code)

(408) 988-7200
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             As of October 31, 2000, there were 19,254,129 shares of the registrant’s Common Stock outstanding.

INDEX

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999	3
	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2000 and 1999; and for the Nine Months Ended September 30, 2000 and 1999	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 And 1999	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 2.	Changes in Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURE	18

PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2000	December 31, 1999

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,595	$10,847
Short-term marketable securities	20,398	31,611
Accounts receivable, net	12,645	8,006
Inventory	1,527	832
Prepaid and other assets	2,234	1,508
Deferred tax asset	3,457	3,457

Total current assets	54,856	56,261
Property and equipment, net	3,904	2,655
Long-term marketable securities	4,297	—
Deposits and other long-term assets	296	199
Deferred tax asset	939	939

Total assets	$64,292	$60,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$573	$650
Accrued expenses	5,392	4,181
Deferred revenue	6,363	6,083
Current portion of long-term debt	432	576

Total current liabilities	12,760	11,490
Long-term debt	169	453

Total liabilities	12,929	11,943

Stockholders’ equity:
Common stock, $0.001 par value	19	19
Additional paid-in capital	57,212	56,624
Notes receivable from common stockholders	(30)	(61)
Deferred stock compensation	(812)	(1,441)
Accumulated other comprehensive loss	(16)	(77)
Accumulated deficit	(5,010)	(6,953)

Total stockholders’ equity	51,363	48,111

Total liabilities and stockholders’ equity	$64,292	$60,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Revenue:
Product	$6,413	$6,312	$22,107	$16,515
Service	3,750	2,400	10,110	6,351

Total revenue	10,163	8,712	32,217	22,866

Cost of revenue:
Product	990	1,046	3,722	2,842
Service (exclusive of non-cash compensation expenses of $2, $21, $24 and $64, respectively)	1,974	1,324	5,254	3,285

Total cost of revenue	2,964	2,370	8,976	6,127

Gross profit	7,199	6,342	23,241	16,739

Operating expenses:
Research and development (exclusive of non-cash compensation expenses of $18, $20, $57 and $59, respectively)	1,324	1,021	4,426	2,896
Marketing and sales (exclusive of non-cash compensation expenses of $24, $75, $75 and $228, respectively)	4,865	3,811	14,208	10,138
General and administrative (exclusive of non-cash compensation expenses of $68, $67, $198 and $249, respectively)	945	641	2,670	1,575
Amortization of deferred stock compensation	112	183	354	600

Total operating expenses	7,246	5,656	21,658	15,209

Income (loss) from operations	(47)	686	1,583	1,530
Interest income, net	600	475	1,769	713

Income before provision for income tax	553	1,161	3,352	2,243
Provision for income tax	(253)	(67)	(1,409)	(137)

Net income	$300	$1,094	$1,943	$2,106

Other comprehensive income (loss), net of tax— Unrealized gain (loss) on securities	178	25	61	(126)

Comprehensive income	$478	$1,119	$2,004	$1,980

Net income per share—basic	$0.02	$0.06	$0.10	$0.18

Shares used in per share calculation—basic	18,718	18,590	18,693	11,498

Net income per share—diluted	$0.02	$0.05	$0.10	$0.11

Shares used in per share calculation—diluted	19,827	20,051	19,929	18,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2000	1999

Cash flows from operating activities:
Net income	$1,943	$2,106
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,240	589
Provision for excess and obsolete inventory	258	145
Provision for doubtful accounts	139	3
Amortization of deferred stock compensation	354	600
Changes in operating assets and liabilities:
Accounts receivable	(4,778)	(198)
Inventory	(953)	(206)
Prepaids and other assets	(726)	(776)
Accounts payable	(77)	(248)
Accrued expenses	1,211	926
Deferred revenue	280	1,653

Net cash provided by (used in) operating activities	(1,109)	4,594

Cash flows from investing activities:
Purchases of property and equipment	(2,489)	(1,557)
Purchases of available for sale securities	(26,649)	(40,920)
Maturities of available for sale securities	33,626	9,343
Other	(97)	(59)

Net cash provided by (used in) investing activities	4,391	(33,193)

Cash flows from financing activities:
Proceeds from issuance of common stock	863	33,780
Repayment of notes payable and capital lease obligations	(428)	(452)
Other	31	64

Net cash provided by financing activities	466	33,392

Net increase in cash and cash equivalents	3,748	4,793
Cash and cash equivalents, beginning of period	10,847	3,982

Cash and cash equivalents, end of period	$14,595	$8,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation

             Latitude Communications, Inc. (the “Company”) is a leading provider of enterprise e-conferencing solutions that enable geographically dispersed organizations to collaborate in real time. The company’s award-winning MeetingPlace system is designed for enterprise-wide deployment to improve the ability of employees, partners, and customers to meet and work. With MeetingPlace, participants can schedule and attend a meeting, view, share and edit documents, and capture and retrieve meeting content. MeetingPlace is designed to be an enterprise-wide resource and to leverage existing technologies such as telephones, cellular phones and personal computers.

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

             The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, dated March 30, 2000.

Note 2. Marketable Securities

             The following table summarizes the fair value and unrealized gains and losses of marketable securities, by contractual maturity, at September 30, 2000. All marketable securities have been classified as available-for-sale:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimate Fair Value

Commercial paper
Due in 1 year or less	$1,974	—	(1)	$1,973
Corporate notes and bonds
Due in 1 year or less	18,445	—	(20)	18,425
Due in 1-2 years	1,987	7		1,994
Federal Agencies
Due in 1-2 years	2,300	3		2,303

	$24,706	$10	$(21)	$24,695

Note 3. Inventory

	September 30,	December 31,
	2000	1999

	(Unaudited)
Raw materials	$1,221	$240
Finished goods	306	592

	$1,527	$832

Note 4. Recent Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) that requires companies to record derivative financial instruments on their balance sheets as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be recorded depending on the use of the derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137, “Accounting for

Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” (“SFAS 137”) that amends SFAS 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities—An Amendment of FASB No. 133” (“SFAS 138”). SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency translations and intercompany derivatives. The Company will adopt SFAS 133 in its quarter ending March 31, 2001. To date, the Company has not engaged in derivatives or hedging activities.

             In November, 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 100, or SAB 100, which clarifies the SEC’s views on accounting for and disclosing certain expenses incurred in connection with exit activities and business combinations. The Company does not expect SAB 100 to have a material effect on its financial position, results of operations or cash flow. In December, 1999, SAB 101 was issued which summarizes the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective beginning in the fourth quarter of 2000. In October 2000, the SEC issued SAB 100, Revenue Recognition in Financial Statements Frequently Asked Questions (“FAQ”). The Company is currently evaluating the impact SAB 101 and FAQ will have on its financial position and results of operations.

             In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 or FIN 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company’s financial position or results of operations.

Note 5. Net Income Per Share

             Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net income per share is computed giving effect to all dilutive potential common shares, including options, warrants and preferred stock.

             A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

	(Unaudited)		(Unaudited)
Net income per share, basic and diluted:
Numerator for net income, basic and diluted	$300	$1,094	$1,943	$2,106

Denominator for basic net income per share:
Weighted average vested common shares outstanding	18,718	18,590	18,693	11,498

Net income per share basic	$0.02	$0.06	$0.10	$0.18

Denominator for diluted earnings per share:
Weighted average vested common shares outstanding	18,718	18,590	18,693	11,498
Effect of dilutive securities:
Nonvested common shares	419	205	379	251
Common stock options	657	1,217	819	1,026
Warrants	33	39	38	78
Convertible preferred stock	—	—	—	5,529

Weighted average common and common equivalent shares	19,827	20,051	19,929	18,382

Net income per share diluted	$0.02	$0.05	$0.10	$0.11

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

Overview

             We are a leading provider of enterprise e-conferencing solutions that enable geographically dispersed organizations to collaborate in real time. The company’s award-winning MeetingPlace system is designed for enterprise-wide deployment to improve the ability of employees, partners, and customers to meet and work. With MeetingPlace, participants can schedule and attend a meeting, view, share and edit documents, and capture and retrieve meeting content. MeetingPlace is designed to be an enterprise-wide resource and to leverage existing technologies such as telephones, cellular phones and personal computers.

             We generate revenue from sales of our MeetingPlace products and related services revenue. Product revenue is generally recognized upon shipment. We calculate an allowance for returns based on historical rates. Service revenue includes revenue from implementation, system management services, warranty coverage and customer support. Revenue from implementation is recognized as the services are performed, while revenue from system management services, warranty coverage and customer support is recognized ratably over the period of the contract.

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

Results Of Operations

             The following table lists, for the periods indicated, the percentage of total revenue of each line item from our condensed consolidated statement of operations to total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Revenue:
Product	63.1%	72.5%	68.6%	72.2%
Service	36.9%	27.5%	31.4%	27.8%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Product	9.7%	12.0%	11.6%	12.4%
Service	19.4%	15.2%	16.3%	14.4%

Total cost of revenue	29.1%	27.2%	27.9%	26.8%

Gross profit	70.9%	72.8%	72.1%	73.2%

Operating expenses:
Research and development	13.0%	11.7%	13.7%	12.7%
Marketing and sales	47.9%	43.7%	44.1%	44.3%
General and administrative	9.3%	7.4%	8.3%	6.9%
Amortization of deferred stock compensation	1.1%	2.1%	1.1%	2.6%

Total operating expenses	71.3%	64.9%	67.2%	66.5%

Income (loss) from operations	(0.4)%	7.9%	4.9%	6.7%
Interest income net	5.9%	5.4%	5.5%	3.1%

Income before provision for income tax	5.5%	13.3%	10.4%	9.8%

Provision for income tax	(2.5)%	(0.7)%	(4.4)%	(0.6)%

Net income	3.0%	12.6%	6.0%	9.2%

  Product Revenue

             Product revenue was $6.4 million and $22.1 million for the third quarter and first nine months of 2000, which represented increases of 1.6% and 33.9% when compared to the corresponding periods of 1999. The increases were due primarily to increased sales of our MeetingPlace products domestically to new customers, increased sales of additional products and features to existing customers, and, to a lesser extent, increased international sales for the full nine month period in 2000. International sales represented approximately 4.8% and 10.7% of product revenue in the three months ended September 30, 2000 and 1999, respectively and approximately 8.9% and 8.3% of product revenue in the nine months ended September 30, 2000 and 1999, respectively.

  Service Revenue

             Service revenue was $3.8 million and $10.1 million for the third quarter and first nine months of 2000, which represented increases of 56.3% and 59.2% when compared to the corresponding periods of 1999. The increases were attributable primarily to growth in our customer base during this period, which led to increased sales of full care support services, as well as the introduction of additional consulting services such as managed services and expanded implementation and integration services.

  Total Cost of Revenue

             Total cost of revenue was $3.0 million and $9.0 million for the third quarter and first nine months of 2000, which represented increases of 25.1% and 46.5% when compared to the corresponding periods of 1999. The increase in total cost of revenue was attributable primarily to increased sales of our MeetingPlace products and related services, as well as the increased size of our services staff and the costs of providing services to support an increasingly geographically dispersed customer base. Resulting gross profit was $7.2 million and $23.2 million for the third quarter and first nine months of 2000, as compared to $6.3 million and $16.7 million in the corresponding periods of 1999. Gross margin was 70.8% and 72.1% as a percentage of revenue, for the third quarter and first nine months of 2000, as compared to 72.8% and 73.2% for the corresponding periods of 1999.

             Product gross margin was 84.6% and 83.2% as a percentage of product revenue for the third quarter and first nine months of 2000 as compared to 83.4% and 82.8% for the corresponding periods of 1999. Product cost of revenue includes the cost of royalties payable to third parties of approximately $250,000 for both the first nine months of 2000 and the corresponding period in 1999. We expect that product gross margin may decrease in the future due in part to potential pricing pressure and an expected increase in the proportion of revenue derived from indirect distribution channels.

             Service gross margin was 47.4% and 48.0% as a percentage of revenue for the third quarter and first nine months of 2000 as compared to 44.8% and 48.3% for the corresponding periods in 1999. We expect that service gross margin may decline in the future as a result of the addition of support personnel, potential pricing pressure and an increase in the mix of lower margin service offerings.

  Research and Development Expenses

             Research and development expenses consist primarily of compensation and related costs for research and development personnel, facilities expenses for testing space and equipment and payments for technology for which technological feasibility has not been established. Research and development expenses were $1.3 million and $4.4 million for the third quarter and first nine months of 2000, which represented increases of 29.7% and 52.8% when compared to corresponding periods in 1999. As a percentage of total revenues, research and development expenses were 13.0% and 13.7% in the third quarter and first nine months of 2000, increases from the 11.7% and 12.7% in the corresponding periods in 1999. The increase was attributable primarily to the addition of personnel in our research and development organization associated with product development. We expect to continue to make substantial investments in research and development and anticipate that research expenses will continue to increase in absolute dollars.

  Marketing and Sales Expenses

             Marketing and sales expenses consist primarily of promotional expenditures and compensation and related costs for marketing and sales personnel. Marketing and sales expenses were $4.9 million and $14.2 million for the third quarter and first nine months of 2000, which represented increases of 27.6% and 40.1% when compared to corresponding periods in 1999. As a percentage of total revenues, marketing and sales expenses of 47.9% and 44.1% in the third quarter and first nine months of 2000 as compared to 43.7% and 44.3% in the corresponding periods of 1999. The increase in absolute dollars of $1.0 million and $4.1 million for the third quarter and first nine months of 2000 as compared to the corresponding period in 1999, reflected the addition of personnel in our sales and marketing organizations, as well as costs associated with increased selling efforts to develop market awareness of our products and services.

  General and Administrative Expenses

             General and administrative expenses consist primarily of personnel expenses, legal and accounting expenses and other general corporate expenses. General and administrative expenses were $945,000 and $2.7 million for the third quarter and first nine months of 2000, which represented increase of 47.3% and 69.5% when compared to the corresponding periods in 1999. As a percentage of total revenues, general and administrative expenses were 9.3% and 8.3% in the third quarter and first nine months of 2000 as compared to 7.4% and 6.9% in the corresponding periods of 1999. The increase in both absolute dollars and percentage of revenue was attributable primarily to the addition of personnel in our general and administrative organization and expenses in connection with being a public company. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional costs related to the anticipated growth of our business and operation as a public company.

  Amortization of Deferred Stock Compensation

             In connection with the completion of our initial public offering in May 1999, options granted in the last quarter of 1997, 1998 and the first quarter of 1999 have been considered to be compensatory. Total deferred stock compensation associated with these options as of September 30, 2000 amounted to $3.1 million, of which $2,000, $299,000, $752,000 and $354,000 had been amortized to expense in 1997, 1998, 1999 and the first nine months of 2000, respectively. These amounts are being amortized based on the vesting period of these options, most of which are over 48 months. We expect amortization of approximately $111,000 in the three months ending December 31, 2000, $441,000 in 2001 and $260,000 in 2002 related to the options presently outstanding.

  Interest Income, Net

             Interest income, net of interest expense, was $600,000 and $1.8 million for the third quarter and first nine months of 2000, compared to $475,000 and $713,000 for the corresponding periods in 1999. The increase in net interest income was attributable primarily to interest income earned on higher cash and marketable securities average balances in the third quarter and first nine months of 2000 as compared to corresponding periods in 1999, primarily from net proceeds from our initial public offering in May 1999.

  Income Taxes

             The provision for income tax was $253,000 and $1.4 million for the third quarter and first nine months of 2000, compared to $67,000 and $137,000 for the corresponding periods in 1999. Our effective tax rate was approximately 46% for the third quarter and 42% for the first nine months of 2000 and approximately 6% for the corresponding periods in 1999. The rate in 1999 was lower than the statutory U.S. federal rate due primarily to the utilization of net operating loss carryforwards.

Liquidity and Capital Resources

             In May 1999, we completed an initial public offering of common stock, resulting in net proceeds to us of approximately $33.8 million. As of September 30, 2000, we had $39.2 million of cash, cash equivalents and marketable securities, which represented 62% of total assets.

             Cash used by operating activities was $1.1 million in the first nine months of 2000, compared to cash provided by operating activities of $4.6 million in the same period of 1999. Net cash used by operating activities in the first nine months of 2000 related to increased use of working capital of $5.0 million, compared to $1.2 million in the same period in 1999. The largest component of the increased use of working capital in the first nine months of 2000 was an increase in accounts receivable due to large sales transactions occurring late in the third quarter of 2000. This increased use was partially offset by adjustments for non-cash items of $2.0 million in the first nine months of 2000, compared to $1.3 million in the same period in 1999.

             Cash provided by investing activities in the first nine months of 2000 was $4.4 million, which consisted primarily of maturities of marketable securities of $33.6 million, partially offset by the purchase of marketable securities of $26.6 million and purchase of property and equipment of $2.5 million. For the first nine months in 1999, cash used in investing activities of $33.2 million reflected the purchase of available for sale securities of $40.9 million and the purchase of property and equipment of $1.6 million, partially offset by maturities of available for sale securities of $9.3 million.

             Cash provided by financing activities in the first nine months of 2000 of $466,000 consisted primarily of the proceeds from issuance of common stock under employee benefit plans of $863,000, partially offset by payments on obligations under capital leases and notes payable of $428,000. For the first nine months of 1999, cash provided by financing activities of $33.4 million related primarily to the proceeds of our initial public offering of common stock.

             We believe that our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Impact of Recently Issued Accounting Standards

             In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) that requires companies to record derivative financial instruments on their balance sheets as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be recorded depending on the use of the derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” (“SFAS 137”) that amends SFAS 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities—An Amendment of FASB No. 133” (“SFAS 138”). SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency translations and intercompany derivatives. The Company will adopt SFAS 133 in its quarter ending March 31, 2001. To date, the Company has not engaged in derivatives or hedging activities.

             In November, 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 100, or SAB 100, which clarifies the SEC’s views on accounting for and disclosing certain expenses incurred in connection with exit activities and business combinations. The Company does not expect SAB 100 to have a material effect on its financial position, results of operations or cash flow. In December, 1999, SAB 101 was issued which summarizes the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective beginning in the fourth quarter of 2000. In October 2000, the SEC issued SAB 101, Revenue Recognition in Financial Statements Frequently Asked Questions (“FAQ”). The Company is currently evaluating the impact SAB 101 and FAQ will have on its financial position and results of operations.

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

             If we fail to integrate our products with third-party technology, our sales could suffer. Our products are designed to integrate with our customers’ data and voice networks, as well as with enterprise applications such as browsers and collaborative software applications. If we are unable to integrate our products with these networks and systems, sales of our products could suffer.

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

             Our business could suffer if we lose the services of our current management team. Our future success depends on the ability of our management to operate effectively, both individually and as a group. If we were to lose the services of any of these key employees we may encounter difficulties finding qualified personnel to replace them. Recently, we have had one individual join and two individuals leave the management team.

             The loss of our right to use technology licensed to us by third parties could harm our business. We license technology that is incorporated into our products from third parties, including digital signal processing algorithms and the MeetingPlace server’s operating system and relational database. Any interruption in the supply or support of any licensed software could disrupt our operations and delay our sales, unless and until we can replace the functionality provided by this licensed software. Because our products incorporate software developed and maintained by third parties, we depend on these third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes.

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

             Many of our customers conduct confidential conferences, and transmit confidential data, using MeetingPlace. Concerns over the security of information sent over the Internet and the privacy of its users may inhibit the market acceptance of our products. In addition, unauthorized users in the past have gained, and in the future may be able to gain, access to our customers’ MeetingPlace systems. Any compromise of security could deter people from using MeetingPlace and could harm our reputation and business and result in claims against us.

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

             In the future, we may be subject to legal proceedings and claims for alleged infringement of third party proprietary rights. Any of these claims, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require us to enter into royalty or license agreements which are not advantageous to us. Parties making these claims may be able to obtain injunctive or other equitable relief, which could prevent us from selling our products.

             Dell Computer Corporation has registered the “Latitude” mark for computers in the United States and in other countries. Dell’s United States trademark registration and Canadian application have blocked our ability to register the “Latitude Communications” and “Latitude” with logo marks in the United States and the “Latitude Communications” mark in Canada. Since we believe that we have priority of trade name usage in the United States, we have petitioned to cancel Dell’s United States registration and opposed its Canadian application. The outcome of these proceedings is uncertain. If Dell’s registration for the “Latitude” mark is not canceled or if we are unable to obtain consent from Dell for our registration of our marks, we may not be able to register our marks and would have to rely solely on common law protection for these marks. We cannot assure you that we will be free from challenges of or obstacles to our use or registration of our marks.

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

             The tables below presents principal amounts and related weighted average interest rates for our investment portfolio at September 30, 2000.

  Short-term investments (in thousands):

	Fair Value	Average Interest Rate

Commercial paper	$1,973	6.58%
Corporate notes and bonds	18,424	6.52%

	$20,397

Long-term investments (in thousands):
	Fair Value	Average Interest Rate

Corporate notes and bonds	$1,994	7.18%
Federal agencies	2,303	7.25%

	$4,297

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings—Not Applicable.

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

Item 3.   Defaults Upon Senior Securities—Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders—Not Applicable

Item 5.   Other Information—Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K.

               (a) Exhibits:

Exhibit Number	Description
27.1	Financial Data Schedule

               (b) Reports on Form 8-K—None

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATITUDE COMMUNICATIONS, INC.
Date: November 14, 2000	By:	/s/ Rick M. McConnell

Rick M. McConnell Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
27.1	Financial Data Schedule