Form 10-K
period 2000-12-31
LATITUDE COMMUNICATIONS INC
filed 2001-04-02
CIK 1078425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10–K

(Mark One)
[X[	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________
Commission file number:  000–25475

LATITUDE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94–3177392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2121 Tasman Drive, Santa Clara, CA 95054
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (408) 988–7200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  [X]  NO  [   ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.  [X]

          The aggregate market value of the voting stock held by non–affiliates of the registrant was approximately $35,614,000 as of February 28, 2001, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          There were 19,303,111 shares of the registrant’s Common Stock issued and outstanding as of February 28, 2001.

Documents Incorporated by Reference

          Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on June 7, 2001.

PART I

ITEM 1.      BUSINESS.

Overview

          We are a leading provider of enterprise e-conferencing solutions that enable geographically dispersed organizations to collaborate in real time. The company's award-winning MeetingPlace system is designed for enterprise-wide deployment to improve the ability of employees, partners, and customers to meet and work. With MeetingPlace, participants can schedule and attend a meeting, view, share and edit documents, and capture and retrieve meeting content. MeetingPlace is designed to be an enterprise–wide resource and to leverage existing technologies such as telephones, cellular phones and personal computers. Moreover, we expect that the dramatic growth in web access and collaborative software applications will drive e-conferencing as an important business application of the Internet.

          MeetingPlace consists of three components: (a) the MeetingPlace conference server; (b) MeetingPlace software; and (c) system integration options. MeetingPlace incorporates many easy–to–use features that allow participants to emulate the voice and data collaboration that occurs in a face–to–face meeting, such as breakout sessions, roll calls and meeting handouts. MeetingPlace provides simultaneous voice and web conferencing and the ability to record and access meeting content while lowering the enterprise’s overall conferencing costs.

          We began commercial shipment of MeetingPlace in December 1994 and, as of December 31, 2000, had over 325 customers. In addition to enterprise–wide general deployment, customers have purchased and used MeetingPlace for a variety of specific business applications, including morning brokerage calls, crisis management, training and education, customer and client services, supply chain management and merger integration. Furthermore, over 60% of our customers have purchased additional products or services after their initial system installations. MeetingPlace has been installed in some of the world’s leading enterprises, including 3Com, Aetna, Cisco, Charles Schwab & Co., Credit Suisse First Boston, Hewlett–Packard, Honeywell, Intuit, Microsoft, Oracle, State Farm Insurance, Union Pacific Railroad and the U.S. Federal Reserve Bank.

Industry Background

          The proliferation of communications technologies is revolutionizing the way people conduct business. Today, businesses of all sizes are empowering their employees with a diverse array of communications tools to facilitate information flow, improve productivity and reduce costs. From voicemail, fax machines and cellular phones to e–mail, laptop computers and handheld devices, businesses have demonstrated their continued willingness to adopt technologies that enable their employees, vendors and customers to communicate more efficiently across disparate geographies and time zones. Rapidly increasing travel costs have additionally fueled the deployment by enterprises of technologies that facilitate communication while reducing travel and current communication expenditures.

          An enterprise’s willingness to adopt a new communications technology depends largely on the technology’s ability to efficiently replace or enhance an existing business practice. Voicemail is a more convenient and cost effective substitute for the traditional pad–and–paper answering service. E–mail provides a similar improvement over traditional inter–office mail. Cellular phones and laptop computers provide added flexibility for mobile workers over the traditional telephone and desktop computer. In addition, enterprises have sought to enhance their competitive advantage by creating a virtual presence with their customers and vendors through such means as e–commerce and extranets. Each of these technologies has increased productivity by extending the workplace beyond the physical office.

          We believe that no single, widely deployable technology, however, has been able to effectively provide the integrated voice and data collaboration that occurs in a face–to–face meeting in a cost effective manner. To have a meeting today, a business typically must have everyone present in a conference room or invest in limited and often expensive technologies or services that allow people to communicate. For example, audio conferencing, although widely used and available, is relatively expensive and does not enable participants to share and modify documents. Video conferencing systems enable participants to see each other but have technical limitations, such as minimum bandwidth requirements, and are not widely available to users. Collaborative software applications, such as Microsoft Outlook and Lotus Notes, focus on workflow improvements rather than sharing documents real–time and allowing users to speak with other participants.

                    To address this need for efficient, real–time voice and data communication, organizations have resorted to using a patchwork of these technologies, including conferencing, fax, e–mail and collaborative software applications. While these technologies have been widely implemented, they do not allow an enterprise to create a comprehensive network for collaboration throughout the organization to promote information flow and effective decision making. We believe that the growing geographic dispersion and mobility of workers further compound this problem.

          As a consequence, we believe there is significant demand for an integrated, cost–effective and easy–to–use product that enables simultaneous real–time voice communication and secure document collaboration irrespective of geographic location. Furthermore, we believe that such a product must leverage the existing voice and data infrastructure within the enterprise to facilitate widespread deployment and realize significant cost savings. Finally, the system must provide incremental capabilities to improve the meeting itself.

The Latitude Solution

          We have developed a solution, MeetingPlace, that allows companies to conduct meetings which extend real–time decision making processes irrespective of the geographic locations of participants. With MeetingPlace, users can schedule and attend a meeting, share and edit documents, and record and access meeting content. Attendees can participate in a meeting using widely available communications devices such as telephones, cellular phones, laptop computers and desktop computers. MeetingPlace is designed to be an enterprise–wide resource and to integrate seamlessly into widely deployed enterprise software environments, including corporate intranets and collaborative software environments such as Microsoft Outlook.

          Key benefits of MeetingPlace include:

          Seamless integration of real–time voice and web conferencing. MeetingPlace allows participants to easily schedule and attend meetings that combine voice conferencing with real–time sharing and editing of data over the Internet. By leveraging an enterprise’s existing voice and data networks, MeetingPlace provides reliable and robust transport of toll–quality voice as well as real–time data sharing and editing.

          Lower overall cost of conferencing. With a MeetingPlace server installed, the cost of a conference is limited to the long–distance charge, if any, for each participant. In contrast, the cost of a conference using a third–party service bureau often ranges between $0.30 and $0.55 per minute per participant within the United States. As such, we believe that a typical customer can realize significant cost savings relative to existing voice conferencing services provided by third–party service bureaus.

          Security and control. MeetingPlace’s customer premise–based system provides an architecture that enables an enterprise to manage web collaboration securely behind its network security system, referred to in the software industry as a corporate firewall, consistent with its other information technology strategies. Additionally, MeetingPlace eliminates several risks associated with third party conferencing service bureaus, such as operators giving access to unwelcome participants.

          Ease of use and broad feature set. MeetingPlace allows users to schedule, attend and review meetings easily from their telephones or familiar desktop environments such as browsers or Microsoft Outlook. In addition, MeetingPlace incorporates a large number of features that allow end users to emulate many aspects of a face–to–face meeting such as breakout sessions, roll calls and meeting hand–outs.

          Scalability and configurability. MeetingPlace is scalable with an enterprise’s conferencing needs. MeetingPlace servers are designed to be networked together to coordinate the deployment of servers on a global basis and to allow for large single meeting sessions of over 1,000 simultaneous participants. Moreover, MeetingPlace can be configured in a variety of ways to satisfy specific business applications, such as training and supply chain management.

          Time–displaced access to meetings. MeetingPlace provides an integrated ability to record and archive meeting conversations and materials, enabling information generated during a meeting to be efficiently passed on to those unable to attend. In addition, audio or data information can be made available to participants in advance of the meeting.

Products and Services

MeetingPlace Hardware and Software Platform

          Our MeetingPlace system enables the enterprise–wide deployment of real–time voice and web conferencing capabilities. Designed to integrate with an enterprise’s existing telephone and data networks, MeetingPlace facilitates meetings among people in different locations using phones and network connected computers. The MeetingPlace system consists of three types of components:

          MeetingPlace Conference Server. At the core of the MeetingPlace system is the MeetingPlace conference server, an integrated hardware and software platform. The MeetingPlace server is built around an Intel Pentium processor and incorporates standard trunk interfaces to many analog and digital phone systems, an Ethernet interface for local area networks, and a storage system based on the small computer systems interface, or SCSI, to manage internal database functions and conference recordings. In addition, the platform utilizes our advanced high–performance digital signal processing cards to manage voice communications. Each MeetingPlace server can scale from 8 to 120 concurrent users in any combination of different sized conferences, enabling customers to configure the MeetingPlace server on a concurrent user basis. In addition to the MeetingPlace conference server, an enterprise can increase scalability and reliability with the following options:

          MeetingPlace Network Server. An integrated hardware and software platform that enables customers to manage up to eight MeetingPlace conference servers with centralized scheduling, administration and reporting.

          MeetingPlace Shadow Network Server. An integrated hardware and software platform that provides redundancy in the event of failure of the MeetingPlace network server.

          MeetingPlace Software. The MeetingPlace conference server includes system software necessary to schedule, conduct and manage real–time voice and web conferences. This software includes an operating system and a structured query language, or SQL, relational database, as well as integrated voice processing, conference scheduling and conference bridging software. The MeetingPlace system software also includes an optional simple network management protocol, or SNMP, agent for centralized network management. Enterprise customers typically configure their MeetingPlace systems by choosing several of the following software options:

          MeetingPlace Data Conferencing. Server–based software that facilitates real–time data collaboration using either standards–based collaboration software such as Microsoft NetMeeting or Java–compatible web browsers such as Microsoft Internet Explorer and Netscape Navigator.

          MeetingNotes. Software that facilitates management of meeting agendas, roll calls, attached electronic documents, related web hyperlinks, and conference recordings.

          MeetingTime. Client software that enables users to schedule, configure and monitor advanced meeting functions such as breakout sessions and lecture style, listen–only meetings.

          System Integration Options. We also offer several optional modules that enable the integration of MeetingPlace with other strategic communications tools used by the enterprise. Currently, these modules include:

          MeetingPlace Web. Windows NT–based software that integrates MeetingPlace with an enterprise’s web server to provide end users with browser–based scheduling and management of conferences. MeetingPlace Web also integrates with RealAudio to provide streaming audio playback of conference recordings.

          MeetingPlace for Outlook. Windows NT–based software that integrates MeetingPlace with Microsoft Exchange to facilitate conference scheduling and delivery of notifications through the Microsoft Outlook calendaring interface from the user’s desktop.

          MeetingPlace for Notes. Windows NT–based software that integrates MeetingPlace with Lotus Notes to facilitate conference scheduling and delivery of notifications through the Lotus Notes calendaring interface from the user’s desktop.

          MeetingPlace E–mail Gateway. Windows NT–based software that integrates MeetingPlace with popular e–mail systems, including Microsoft Exchange and Lotus Notes, for automated e–mail delivery of conference notifications and meeting materials.

          MeetingPlace IP. Windows NT–based software that consists of powerful voice-processing and call-control capabilities that interoperate with both IP call-processing systems, such as Cisco CallManager, and the traditional circuit-switched network.  This allows end users to participate in the same conference using either a traditional or IP-based telephone..

          MeetingPlace Fax Gateway. Windows NT–based software that integrates MeetingPlace with a Windows NT–based fax server for automated fax delivery of conference notifications and meeting materials.

          Our MeetingPlace system is designed for deployment in enterprise environments with a wide array of standard and optional features for end users, help desk employees and system managers, including:

Capability		Features
Meeting Set–Up. Automated scheduling and notification of meetings.	•	ability to schedule in advance or real–time
	•	schedule via MeetingTime software, web browser, telephone, Microsoft Outlook or Lotus Notes
	•	scheduling of recurring meetings
	•	password and profile restrictions
	•	notification through e–mail, Microsoft Outlook, fax or pager
	•	automatic dial–out to participants
In–Session Capabilities. Management and control of meeting attendance and flow.	•	roll calls
	•	announced and screened entries
	•	participant exclusion
	•	breakout sessions
	•	lecture style, listen–only conferences
	•	real–time speaker identification
	•	interactive question and answer format
	•	participant muting
	•	automated dial–out to late participants
Attachments. Distribution of electronic meeting materials.	•	distribution and notification of meeting materials, including electronic documents, prerecorded voice or video and Internet hyperlinks
	•	access before, during or after meeting
	•	automatic forwarding by e–mail or fax
	•	access to materials via the web, by e–mail or by fax
Recording. Recording, storage and playback of conferences.	•	on/off control during conference
	•	automatic posting for playback
	•	password or profile controlled access
	•	access through telephone, downloaded audio file or streaming audio using RealAudio over the web
System Administration. Tools for management of MeetingPlace by system administrators.	•	remote administration via Internet protocol–based network (e.g., Internet)
	•	help desk monitoring via standard simple network management protocol, or SNMP, applications
	•	configuration, user profile management, capacity planning, internal billback and automated backups through MeetingTime software
	•	system reporting capability

          We license technology that is incorporated into our products from third parties, including digital signal processing algorithms and the MeetingPlace server’s operating system and relational database. See “Factors Affecting Future Operating Results—The loss of our right to use technology licensed to us by third parties could harm our business.” Software and hardware products as complex as ours are likely to contain undetected errors or defects. See “Factors Affecting Future Operating Results—Our products may suffer from defects, errors or breaches of security.”

Consulting and Support Services

          In addition to our MeetingPlace hardware and software offerings, we provide extensive follow–on consulting and support services to our customers to ensure successful deployment of MeetingPlace in their organizations. We offer implementation and integration services on an individual engagement basis, and full care support and managed services on an ongoing recurring basis.

          Implementation Services. Implementation services include turnkey project management, database design, specific business application development, training and on–site installation. These services target seamless integration with a wide variety of telephone systems, local area network configurations, web servers and messaging systems.

          Integration Services. Integration services include customization of web interfaces to MeetingPlace, custom programming of telephone access menus through the MeetingPlace Flex Menu Option, custom reporting and billing, integration of MeetingPlace into non–standard voice or data networking infrastructures and advanced application support and training. These services are designed for customers with special application or integration needs.

          Full Care Support. Full care support is an annual or multi–year service plan that provides telephone–based technical support to system managers. In addition, participating customers receive a software subscription service for new releases, access to a standby conference server and onsite hardware maintenance.

          Managed Services. Managed services are designed for customers that desire on–site MeetingPlace systems but wish to outsource MeetingPlace’s administration and management. Managed services include all user profile management, help desk support, rollout, capacity planning, technical support and monthly usage reporting.

          We expect to further expand this suite of services during 2001 to include a hosted service enabling customers to realize the benefits of MeetingPlace without having to physically locate MeetingPlace Conference Servers on their premises.

Technology

          MeetingPlace incorporates a wide variety of internally developed and third party licensed technologies. Key aspects of our technology platform include:

          High–performance digital signal processing engine. To meet the needs of a highly scalable conferencing system, we designed our own general purpose digital signal processing card based on a reduced instruction set computing, or RISC, microprocessor and programmable Texas Instruments digital signal processing chips. MeetingPlace configurations can contain up to four digital signal processing cards to deliver up to five billion instructions per second of processing power in a single server. Our software leverages the power of these digital signal processing cards to provide high quality conference bridging that integrates digital signal processing algorithms for echo cancellation, automatic gain control, background noise suppression, voice compression, and speaker and dial tone detection.

          Conference scheduling engine. A sophisticated conference scheduling engine efficiently allocates MeetingPlace system resources, including conference licenses, access ports, recording space and meeting identification numbers. The scheduling agent utilizes a structured query language, or SQL, relational database to manage transactions originating internally or externally from either the voice or data network. The software allows for sufficient flexibility to encompass real–world scenarios including early arrivals, unexpected participants, conference no–shows and meetings that run over their scheduled times.

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

          Robust server software architecture. MeetingPlace utilizes a robust set of internally developed application programming interfaces, or APIs, that are designed to integrate with a variety of external applications, including web servers, e–mail systems and fax servers.

          Distributed network architecture. MeetingPlace enables the centralized administration and management of multiple servers distributed over an enterprise’s local or wide area network. The system also incorporates an internal database replication engine, system–wide redundancy for MeetingPlace network servers and fault tolerance to network outages.

          To be successful, we will need to develop and introduce new products that respond to technological changes or evolving industry standards in a timely manner and on a cost–effective basis. In addition, we will need to integrate our products with our customers’ networks and enterprise applications on an ongoing basis. Furthermore, any significant interruption in the supply or support of any licensed software incorporated in our products could adversely affect our sales. See “Factors Affecting Future Operating Results—Rapid technological changes could cause our products to become obsolete or require us to redesign our products,” “—If we fail to integrate our products with third-party technology, our sales could suffer” and “—The loss of our right to use technology licensed to us by third parties could harm our business.”

Customers

          We began commercial shipment of our products in December 1994 and, as of December 31, 2000, had over 325 customers. Our typical customers are medium to large businesses with geographically diverse employees, suppliers, customers and other constituents. In addition to enterprise–wide general deployment, customers have purchased and used MeetingPlace for a variety of specific business applications, including crisis management, training and education, customer and client services, supply chain management and merger integration. Furthermore, over 60% of our existing customers have purchased additional products or services after their initial system installations. The following is a representative list of our customers that have purchased MeetingPlace:

High Technology
Software	Hardware	Networking and
Adobe Systems, Inc.	Advanced Micro Devices, Inc.	Telecommunications
America Online, Inc.	Apple Computer, Inc.	3Com Corporation
Cadence Design Systems, Inc.	Fujitsu Limited	Aspect Communications Corporation
Edify Corporation	Hewlett–Packard Company	Bell Atlantic Corporation
Enterprise Systems, Inc.	Honeywell Inc.	Ciena Corporation
Great Plains Software, Inc.	Hutchinson Technology Inc.	Cisco Systems, Inc.
Informix Corporation	Motorola, Inc.	Group Telecom
Intuit, Inc.	Natural Microsystems Corporation	Genuity, Inc.
Microsoft Corporation	Quantum Corporation	Norstan Inc.
NetManage, Inc.	Rockwell International Corporation	Tellabs, Inc.
Network Associates, Inc.	Seagate Technology, Inc.
Oracle Corporation
Parametric Technologies, Inc.
PeopleSoft, Inc.
Qualcomm Inc.
SAP America, Inc.

Financial Services
Investment Banking	Insurance	Other Financial Services
Banc of America Securities	Aetna Inc.	Brown Brothers Harriman & Co.
Charles Schwab & Company	American International Group, Inc.	Capital Group Companies Inc.
Credit Suisse First Boston	CNA Financial Corporation	Conseco, Inc.
Corporation	CUNA Mutual Group	Fidelity Investments
Dain Rauscher Wessels	John Hancock Mutual Life Insurance	Franklin Templeton
J.C. Bradford & Co.	Company	Instinet Corp.
Morgan Stanley Dean Witter	State Farm Insurance	ProBusiness
& Co.		Southwest Securities Group, Inc.
Prudential Securities	Commercial Banking	The Vanguard Group
Incorporated	ABN AMRO Bank NV
Robertson Stephens, Inc.	Bank of America
SG Cowen Securities	Barclays
Corporation	FleetBoston Financial
UBS AG	Compass Bank
Life Savings Bank
KeyCorp
Northern Trust Bank
STAR Financial Bank

Other Industry Sectors
Professional Services	Transportation	Retail
Accenture	Air Canada	Best Buy Co., Inc.
Automatic Data Processing, Inc.	CSX Corp.	Kinko’s, Inc.
A.T. Kearney, Inc.	Budget Rent a Car Corporation	Pier 1 Imports, Inc.
The Boston Consulting Group, Inc.	Burlington Northern Santa Fe Corp.	Rite Aid Corporation
Cambridge Technology Partners, Inc.	Union Pacific Corp.	Weight Watchers International, Inc.
Deloitte & Touche, LLP		Webvan Group, Inc.
Electronic Data Systems, Corp.
Gartner Group, Inc.
International Data Corporation
META Group, Inc.

Government	Healthcare	Education
U.S. Federal Reserve Bank	Blue Shield of California	California State University
NASA	Cardinal Health, Inc.	The Ohio State University
U.S. Court of Appeals	Kaiser Permanente	Rio Salado College
Social Security Administration	Merck-Medco Managed Care, LLC	University of Illinois
State of Alaska		University of Texas
State of New Mexico

          No single customer accounted for more than 10% of our total revenues in 2000 or 1999. The inclusion of the names of our customers in the table above and in the discussion below is not intended to imply that these customers are actively endorsing or promoting our products and services.

Marketing and Sales

          Marketing. To create awareness, market demand and sales opportunities for our products, we engage in a number of marketing activities which include public relations activities with trade and business press, exhibiting products and applications at industry trade shows and on our web site, direct marketing, advertising in selected publications aimed at targeted markets and distribution of sales literature, technical specifications and documentation. Our marketing efforts focus on educating the significant influencers within enterprises, targeting IT executives and IT managers to build a business case and closing on initial deployment applications. In addition, we cultivate relationships with major network and telecommunications equipment providers, and we intend to engage in co–marketing activities with enterprise software providers.

          Sales. Our distribution strategy is to sell our products and services to medium to large businesses with geographically dispersed employees, suppliers, customers and other constituents. We employ a direct sales force in the United States as our primary distribution channel to market to these enterprises. As of December 31, 2000, our direct sales force consisted of 64 sales representatives located in 23 cities. Latitude uses a consultative sales approach working closely with customers to understand and define their needs and to determine how they can be addressed by our products and services. This strategy continues after the initial product implementation, the successful completion of which is typically a prerequisite to full scale deployment. While the sales cycle varies from customer to customer, it typically lasts between six and nine months. See “Factors Affecting Future Operating Results—Our sales cycle is lengthy and unpredictable.”

          In addition to our direct sales force in the United States, the United Kingdom and Singapore, we use indirect channels to extend our marketing effort. Traditionally, our indirect channels have included resellers that target specific geographic regions and vertical markets, as well as usage–based resellers who offer access to MeetingPlace services on a per–minute basis. During 2000, we also increased our reseller focus on global strategic accounts, small to mid-sized companies through the application service provider channel, and the federal government. As of December 31, 2000, we had seven domestic resellers and four international resellers. We intend to continue to grow our reseller channels. See “Factors Affecting Future Operating Results—If we fail to expand our sales and distribution channels, our business could suffer” and “—Our ability to expand into international markets is uncertain.”

Competition

          We compete in a market that is highly competitive and rapidly changing. We expect competition to persist and intensify in the future. We believe the principal competitive factors in our market include, or are likely to include, overall cost of conferencing, product performance and features such as the ability to integrate voice and data, reliability, ease of use, size of customer base, quality of service and technical support, sales and distribution capabilities and strength of brand name. A description of our principal competitors and the risks associated with the competitive nature of our market are discussed in greater detail in “Factors Affecting Future Operating Results—Our market is highly competitive.”

          We cannot be certain that we will be able to compete successfully with existing or new competitors. If we fail to compete successfully against current or future competitors, our business could suffer.

Patents and Intellectual Property Rights

          Our success is heavily dependent upon protecting our proprietary technology. We rely primarily on a combination of patents, copyright, trademark, trade secrets, non–disclosure agreements and other contractual provisions to protect our proprietary rights. As of December 31, 2000, we had four issued U.S. patents relating to voice processing interfaces, recording and retrieval of audio conferences, and graphical computer interfaces for teleconference systems. We cannot be certain that these patents will provide us with any competitive advantages or will not be challenged, invalidated or circumvented by third parties or that the patents of others will not have an adverse effect on our ability to do business. A discussion of risks associated with the protection of our patents and intellectual property rights and potential infringement by us of the patents and intellectual property rights of others is presented in “Factors Affecting Future Operating Results—We may be unable to adequately protect our proprietary rights, and we may be subject to infringement claims.”

Manufacturing

          We currently outsource the manufacturing of all of the subassemblies and components of the MeetingPlace server to third parties. This strategy allows us to reduce costly investment in manufacturing capital and to leverage the expertise of our vendors. Our manufacturing operation consists primarily of final assembly and testing of fully–configured MeetingPlace servers. Some of the components and parts used in our products are procured from sole sources, including the processor and digital signal processing device used in our MeetingPlace server. We typically obtain components from only one vendor even where multiple sources are available, to maintain quality control and enhance the working relationship with suppliers. These purchases are made under existing contracts or purchase orders. The failure of any sole source suppliers to deliver on schedule could delay or interrupt our delivery of products and adversely affect our business. See “Factors Affecting Future Operating Results—Any interruption in supply of components from outside manufacturers and suppliers could hinder our ability to ship products in a timely manner.”

Employees

          As of December 31, 2000, we had a total of 212 employees, of which 35 were in research and development, 144 were in sales, marketing and customer support, and 33 were in finance, administration and operations. Our future performance depends in significant part upon our ability to attract new personnel and the continued service of existing personnel in key areas including engineering, technical support and sales. Competition for qualified personnel is intense and there can be no assurance that we will be successful in attracting or retaining employees in the future. None of our employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good. See “Factors Affecting Future Operating Results—We may experience difficulties managing our expected growth” and “—Our business could suffer if we lose the services of our current management team.”

ITEM 2.      PROPERTIES.

          We lease approximately 51,000 square feet for our headquarters facility in Santa Clara, California. The current lease for the Santa Clara facility expires in December 2005. We also lease space at seventeen other locations in the U.S. and three internationally.

ITEM 3.      LEGAL PROCEEDINGS.

          We are not currently a party to any material legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          Latitude Communications made its initial public offering on May 6, 1999. Our common stock is traded on the Nasdaq National Market under the symbol LATD. The following table sets forth for the fiscal periods indicated the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

Fiscal 2000	High	Low
First Quarter	$32.25	$17.00
Second Quarter	$25.94	$8.63
Third Quarter	$11.75	$4.56
Fourth Quarter	$7.78	$3.53

Fiscal 1999	High	Low
Second Quarter	$19.50	$10.44
Third Quarter	$36.13	$11.50
Fourth Quarter	$34.63	$21.75

          As of February 28, 2001, there were approximately 130 holders of record of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in street name.

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

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA.

          The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected financial data in conjunction with our Consolidated Financial Statements and the Notes to these financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

Five-Year Summary

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product	$29,356	$23,765	$16,506	$10,620	$5,103
Service	14,075	9,277	4,545	2,312	943
Total revenue	43,431	33,042	21,051	12,932	6,046
Cost of revenue:
Product	4,978	4,036	3,182	2,158	1,146
Service	7,455	4,890	2,822	1,805	1,023
Total cost of revenue	12,433	8,926	6,004	3,963	2,169
Gross profit	30,998	24,116	15,047	8,969	3,877
Operating expenses:
Research and development	6,339	4,131	2,638	2,213	2,466
Marketing and sales	20,077	14,992	9,859	7,845	4,644
General and administrative	4,152	2,563	1,772	1,117	1,157
Total operating expenses	30,568	21,686	14,269	11,175	8,267
Income (loss) from operations	430	2,430	778	(2,206)	(4,390)
Interest income (expense), net	2,408	1,218	(41)	(23)	138
Income (loss) before benefit from (provision for) income tax	2,838	3,648	737	(2,229)	(4,252)
Benefit from (provision for) income tax	(1,179)	3,724	(34)	—	—
Net income (loss)	$1,659	$7,372	$703	$(2,229)	$(4,252)
Net income (loss) per share—basic	$0.09	$0.56	$0.21	$(0.78)	$(2.02)
Shares used in per share calculation—basic	18,702	13,164	3,279	2,850	2,110
Net income (loss) per share—diluted	$0.08	$0.39	$0.04	$(0.78)	$(2.02)
Shares used in per share calculation—diluted	19,969	18,783	16,422	2,850	2,110

Non-cash stock-based compensation included in the above expenses:
Cost of revenue – service	$26	$83	$47	—	—
Research and development	76	78	31	—	—
Marketing and sales	86	272	115	—	—
General and administrative	264	319	106	$2	—
	$452	$752	$299	$2	—

	December 31,
	2000	1999	1998	1997	1996
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$23,993	$10,847	$3,982	$3,578	$5,664
Working capital	44,235	44,771	4,470	3,501	5,655
Total assets	63,158	60,054	11,870	7,715	8,680
Long-term obligations	106	453	838	757	760
Total stockholders’ equity	51,816	48,111	4,785	3,748	5,906

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain Forward–Looking Information

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

Overview

          We are a leading provider of enterprise e-conferencing solutions that enable geographically dispersed organizations to collaborate in real time. The company's award-winning MeetingPlace system is designed for enterprise-wide deployment to improve the ability of employees, partners, and customers to meet and work. With MeetingPlace, participants can schedule and attend a meeting, view, share and edit documents, and capture and retrieve meeting content. MeetingPlace is designed to be an enterprise–wide resource and to leverage existing technologies such as telephones, cellular phones and personal computers.

          We were incorporated in April 1993. From inception until December 1994, our operations consisted primarily of basic start–up activities, such as research and development and recruiting personnel. We first recognized revenue from product sales in December 1994 and generated revenue of $43.4 million, $33.0 million and $21.1 million in 2000, 1999 and 1998. We generated net income of $1.7 million in 2000, $7.4 million in 1999, and $703,000 in 1998.  The net income in 1999 included the effect of a one-time deferred tax benefit of $3.7 million due to the recognition of our deferred tax asset. As of December 31, 2000, we had an accumulated deficit since inception of $5.3 million. We cannot assure you that our revenues will continue to grow or that we will maintain profitability in the future.

          We generate revenue from sales of our MeetingPlace products and from customer support and consulting services. Revenue derived from product sales constituted 68%, 72% and 78% of our total revenue in 2000, 1999 and 1998. Product revenue is generally recognized upon shipment if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivable is reasonably assured, product returns are reasonably estimable and, if applicable, acceptance has been obtained. We calculate an allowance for returns based on historical rates. Service revenue includes revenue from implementation and integration services, system management services, warranty coverage and customer support. Revenue from implementation and system integration services is recognized as the services are performed, while revenue from system management services, warranty coverage and customer support is recognized ratably over the period of the contract. Beginning in 2001, we expect to expand our service offerings by providing hosted services to our customers. Accordingly, future revenue from this new service offering will increase the proportion of total revenue derived from services. To the extent that prospective customers elect to purchase the hosted service rather than an on-premises MeetingPlace system, our product revenue could be adversely affected.

          We sell our MeetingPlace products primarily through our direct sales force and, to a lesser extent, through indirect distribution channels. The majority of our revenue is derived from Fortune 1000 companies, many of which initially purchase MeetingPlace servers and later expand deployment of our products as they require additional capacity for voice and web conferencing. In 1997, we expanded into international markets by opening a sales and support office in the United Kingdom and establishing distributor relationships in Hong Kong and Singapore, and in 1998, we established a distributor relationship in Australia. While we intend to increase sales through indirect channels and internationally, we cannot assure you that we will be successful. In 1998, we expanded the breadth of our support services by establishing a consulting services group to provide expanded implementation services, system management services and customized project consulting. In 1999, we opened a sales and support office in Singapore. In addition, in 1999 and 2000, we increased our distribution partners to include global partnerships, application service providers and partners focused on the U.S. federal government

          Total cost of revenue consists of component and materials costs, direct labor costs, warranty costs, royalties and overhead related to manufacturing of our products, as well as materials, travel and labor costs related to personnel engaged in our service operations. Product gross margin is impacted by the proportion of product revenue derived from software sales, which typically carry higher margins than hardware sales, and from indirect distribution channels, which typically carry lower margins than direct sales. Service gross margin is impacted by the mix of services we provide, which have different levels of profitability, and the efficiency with which we provide full care support to our customers. We record an allowance for excess and obsolete inventory by identifying inventory components either considered excess based on estimates of future usage or obsolete due to changes in our products. As a result of technological changes, our products may become obsolete or we could be required to redesign our products.

Results of Operations

          The following table lists, for the periods indicated, the percentage of total revenue of each line item:

	Years Ended December 31,
	2000	1999	1998
As a Percentage of Total Revenue:
Revenue:
Product	67.6%	71.9%	78.4%
Service	32.4	28.1	21.6
Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	11.5	12.2	15.1
Service	17.1	14.8	13.4
Total cost of revenue	28.6	27.0	28.5
Gross profit	71.4	73.0	71.5

Operating expenses:
Research and development	14.6	12.5	12.5
Marketing and sales	46.2	45.4	46.8
General and administrative	9.6	7.8	8.5
Total operating expenses	70.4	65.7	67.8
Income from operations	1.0	7.3	3.7
Interest income (expense), net	5.5	3.7	(0.2)
Income before benefit from (provision for) income tax	6.5	11.0	3.5
Benefit from (provision for) income tax	(2.7)	11.3	(0.2)
Net income	3.8%	22.3%	3.3%

Product Revenue

          Product revenue was $29.4 million in 2000, $23.8 million in 1999 and $16.5 million in 1998. Product revenue increased 24% from 1999 to 2000 and 44% from 1998 to 1999. The increases in product revenue were due primarily to increased sales of our MeetingPlace products domestically to new customers, increased sales of additional products and features to existing customers, and, to a lesser extent, increased international sales. International sales represented 8%, 8% and 7% of product revenue in 2000, 1999 and 1998.

          An allowance for potential sales returns is recorded upon shipment. At the end of each period, the allowance is adjusted based on our product return experience and for changes in the range of per system sales prices of systems shipped. As a result of this analysis, we believe that our allowance for potential sales returns of $154,000 at December 31, 2000 and $313,000 at December 31, 1999, was adequate but not excessive based on the historical experience and per system sales prices, software upgrade sales returns and outstanding accounts receivable balances. Our sales returns to date have approximated our estimated allowance for returns.

Service Revenue

          Service revenue was $14.1 million in 2000, $9.3 million in 1999 and $4.5 million in 1998. Service revenue increased 52% from 1999 to 2000 and 104% from 1998 to 1999. The increases in service revenue were attributable primarily to growth in our customer base during these periods, which led to increased sales of full care support services, as well as to the introduction of additional consulting services such as managed services and expanded implementation and integration services.

Total Cost of Revenue

          Total cost of revenue was $12.4 million in 2000, $8.9 million in 1999 and $6.0 million in 1998. Total cost of revenue increased 39% from 1999 to 2000 and 49% from 1998 to 1999. The increases in total cost of revenue were attributable primarily to increased sales of our MeetingPlace products and related services, as well as the increased size of our services staff and the costs of providing services to support an increasingly geographically dispersed customer base. Gross margin declined to 71% in 2000, from 73% in 1999 and 72% in 1998. The decline in gross margin from 1999 to 2000 is attributable primarily to increased sales through distribution channels. The increase in gross margin from 1998 to 1999 is attributable primarily to increased economies of scale resulting from increased product and service revenue, as well as to increased sales of MeetingPlace software and enhanced features to existing customers. On a forward–looking basis, we anticipate that gross margins may continue to decline as the proportions of revenue derived from sales made through distributors are expected to increase as percentages of total revenue.

          Product gross margin in 2000, 1999 and 1998 was 83%, 83% and 81%. We expect product gross margin to decrease over time due in part to anticipated pricing pressure and an expected increase in the proportion of revenue derived from expanded services.

          An allowance for excess and obsolete inventory is recorded at the end of each period based on an analysis of inventory on hand, considering forecasted usage and whether component parts are useable in our current product and whether finished goods are versions of our product for which demand is forecasted. As a result of this analysis, we believe that our allowance for excess and obsolete inventory of $444,000 at December 31, 2000 and $353,000 at December 31, 1999 was adequate but not excessive based on the specific identification of excess or obsolete inventory.

          Service gross margin in 2000, 1999 and 1998 was 47%, 47% and 38%. We expect service gross margin to decline over time as a result of increasing costs of service combined with changes in the mix of our service based offerings.

Research and Development Expenses

          The table below sets forth gross research and development expenses, capitalized internal software development costs and net research and development expenses in dollar amounts and as a percentage of total revenue for the periods indicated (in thousands):

	Year Ended December 31,
	2000	1999	1998

Gross research and development expenses	$6,957	$4,239	$2,638
Capitalized internal software development costs	(618)	(108)	—
Net research and development expenses	$6,339	$4,131	$2,638
As a percentage of total revenue:
Gross research and development expenses	16%	13%	13%
Net research and development expenses	15%	13%	13%

          Net research and development expenses increased 53% from 1999 to 2000 and 57% from 1998 to 1999. The increases are attributable primarily to the addition of personnel in our research and development organization associated with product development, combined with expenses associated with technology licensed from third parties.

Marketing and Sales Expenses

          Marketing and sales expenses were $20.0 million in 2000, $15.0 million in 1999 and $9.9 million in 1998. Marketing and sales expenses increased 34% from 1999 to 2000 and 52% from 1998 to 1999. The increases reflected the addition of personnel in our sales and marketing organizations, as well as costs associated with increased selling efforts to develop market awareness of our products and services. Marketing and sales expenses were 46%, 45% and 47% of total revenue for 2000, 1999 and 1998.

General and Administrative Expenses

          General and administrative expenses were $4.2 million in 2000, $2.6 million in 1999 and $1.8 million in 1998. General and administrative expenses increased 62% from 1999 to 2000 and 45% from 1998 to 1999. General and administrative expenses increased primarily due to the addition of personnel performing general and administrative functions as a public company. General and administrative expenses were 10%, 8% and 9% of total revenue for 2000, 1999 and 1998.

          We record an allowance for doubtful accounts for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, we believe that our allowance for doubtful accounts of $126,000 at December 31, 2000 and $238,000 at December 31, 1999 was adequate but not excessive based on specific aged account balances identified with collection risk.

          Amortization of Deferred Stock Compensation

          Total deferred stock compensation related to grants of stock options was $90,000 in 1999 and $2.3 million in 1998. Of the total deferred stock compensation, approximately $452,000 was amortized in 2000, $752,000 was amortized in 1999 and $299,000 was amortized in 1998.

Interest Income (Expense), Net

          In 2000 and 1999, we had net interest income of approximately $2.4 million and $1.2 million, while in 1998, we incurred net interest expense of approximately $41,000. The increase in net interest income from 1999 to 2000 is due to the interest earned on our portfolio of marketable securities and our cash and cash equivalents balances which have increased due to the proceeds from our initial public offering in May 1999 as well as cash generated from operations.

Income Taxes

          In 2000, we had a net provision for income taxes of $1.2 million. In 1999, we had a net benefit from income taxes of $3.7 million. The benefit was due primarily to the recognition of our deferred tax assets of $4.4 million, offset by income tax expense of approximately $700,000. In 1998, the provision for income tax was approximately $34,000. In 1998 , we provided a valuation allowance against our deferred tax asset due to the uncertainty surrounding the realization of these assets. During the fourth quarter of 1999, the Company recognized its deferred tax assets as it determined that it is more likely than not that the deferred tax assets were realizable based primarily on its operating results in 1999 and 1998.

          From inception through 1997, we incurred net losses for federal and state tax purposes and did not recognize any tax provision or benefit during this period. As of December 31, 2000, we had $4.1 million of federal and $1.9 million of state net operating loss carryforwards to offset future taxable income. These carryforwards, if not utilized, expire in 2001 through 2020. As of December 31, 2000, we had approximately $942,000 of federal and $626,000 of state carryforwards for research and development and other credits. These carryforwards, if not utilized, expire in 2002 through 2020. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards where there is an ownership change. Under the Tax Reform Act of 1986, the determination of whether an ownership change occurs involves a highly complex calculation; however, an ownership change generally occurs when over 50% in value of a company’s stock is transferred in transactions involving 5% stockholders during a given period. If we should have an ownership change, our utilization of these carryforwards could be restricted.

Liquidity and Capital Resources

          In May 1999, we completed an initial public offering of common stock, resulting in net proceeds to us of approximately $33.8 million. As of December 31, 2000, we had $40.5 million of cash, cash equivalents, short-term and long-term investments, which represented 64% of total assets.

          Cash provided by operating activities was $491,000 in 2000, compared to $6.3 million in 1999. Cash provided by operating activities in 2000 was lower than 1999 primarily due to decreased net income during the period and an increase in working capital.

           Cash provided by investing activities in 2000 was $11.7 million, which consisted primarily of the net maturities of available for sale securities of $15.2 million, partially offset by the purchase of property and equipment of $3.2 million. In 1999, cash used in investing activities of $34.4 million consisted primarily of the net purchase of available for sale securities of $31.7 million and purchase of property and equipment of $2.6 million.

          Cash provided by financing activities in 2000 of $938,000 consisted primarily of proceeds from the issuance of common stock of $1.4 million, partially offset by payments on obligations under capital leases and notes payable. In 1999, cash provided by financing activities of $34.9 million consisted primarily of proceeds from our initial public stock offering of $33.8 million.

           We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Recently Issued Accounting Standards

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to any derivatives.  In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133."  SFAS No. 137 deferred the effective date until fiscal years commencing after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company will adopt SFAS No. 133 in its quarter ending March 31, 2001.  To date, the Company has not engaged in derivative or hedging activities. The Company does not believe that the pronouncement will have a material impact on its financial condition or results of operations as currently conducted.

Factors Affecting Future Operating Results

In addition to the other information in this Annual Report, the following factors should be considered carefully in evaluating the Company's business and prospects:

Our future profitability is uncertain due to our limited operating history.

          We have a limited operating history and cannot assure you that our revenue will continue to grow or that we will be profitable or will maintain profitability in the future. Our financial statements must be considered in light of the risks and uncertainties encountered by companies in the early stages of development. We rely substantially on sales of our MeetingPlace products, which have limited market acceptance.

          Recent economic developments have caused many companies to reduce headcount and overhead expenses and to reconsider or delay capital expenditures.  This may have an adverse effect on our ability to continue to grow revenue.

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

          Our operating results are difficult to predict.  Our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline. The factors that may cause fluctuations of our operating results include the following:

•	changes in our mix of revenues generated from product sales and services;

•	changes by existing customers in their levels of purchases of our products and services;

•	changes in our mix of sales channels through which our products and services are sold; and

•	changes in our mix of domestic and international sales.

          Additionally, beginning in 2001, we expect to expand our service offerings by providing hosted services to our customers. Accordingly, future revenue from this new service offering will increase the proportion of total revenue derived from services. To the extent that prospective customers elect to purchase the hosted service rather than an on-premises MeetingPlace system, our product revenue could be adversely affected.

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

Our market is highly competitive.

          Because of intense market competition, we may not be successful. Currently, our principal competitors include:

•	major telecommunications carriers that operate service bureaus for voice conferencing, such as AT&T Corp., MCI Worldcom, Inc. and Sprint Corporation;

•	private branch exchange, or PBX, vendors that sell systems with voice conferencing capabilities, such as Lucent Technologies Inc. and Nortel Networks; and

•	smaller companies that offer web–based voice and data conferencing products.

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

          In addition, we expect competition to persist and intensify in the future which could adversely affect our ability to increase sales, penetrate new markets and maintain average selling prices. In the future, we may experience competition from potential competitors that include:

•	networking companies, such as Cisco Systems, Inc., 3Com Corporation, Lucent Technologies Inc. and Nortel Networks that are focusing on enabling the transmission of voice over the Internet and that may offer voice and data conferencing functionality; and

•	collaborative software providers, such as Microsoft Corporation and Lotus Development Corporation, that are focusing on data conferencing products and that may in the future incorporate voice conferencing functionality into their products.

Our market is in an early stage of development, and our products may not be adopted.

          If the market for our integrated voice and web conferencing products fails to grow or grows more slowly than we anticipate, we may not be able to increase revenues or remain profitable. The market for integrated real–time voice and web conferencing is relatively new and rapidly evolving. Our ability to remain profitable depends in large part on the widespread adoption by end users of real–time voice and web conferencing.

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

          The market in which we compete is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and emerging industry standards. In particular, we expect that the growth of the Internet and Internet–based telephony applications, as well as general technology trends such as migrations to new operating systems, will require us to adapt our product to remain competitive. This adaptation could be costly and time–consuming. Our products could become obsolete and unmarketable if products using new technologies are introduced and new industry standards emerge. For example, the widespread acceptance of competing technologies, such as video conferencing and the transmission of voice over the Internet, could diminish demand for our current products. As a result, the life cycle of our products is difficult to estimate.

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

          Any delay in sales of our products could cause our quarterly revenue and operating results to fluctuate. The typical sales cycle of our products is lengthy, generally between six to nine months, unpredictable, and involves significant investment decisions by prospective customers, as well as our education of potential customers regarding the use and benefits of our products. Furthermore, many of our prospective customers have not budgeted expenses for voice and web conferencing systems and do not have personnel specifically dedicated to procurement and implementation of these conferencing systems. As a result, our customers spend a substantial amount of time before purchasing our products in performing internal reviews and obtaining capital expenditure approvals. We cannot be certain that this cycle will not lengthen in the future. The emerging and evolving nature of the real–time voice and web conferencing market may lead to confusion in the market, which may cause prospective customers to postpone their purchase decisions.

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

          In addition, we will need to manage potential conflicts between our direct sales force and third–party reselling efforts.

Our ability to expand into international markets is uncertain.

          We intend to continue to expand our operations into new international markets. In addition to general risks associated with international expansion, such as foreign currency fluctuations and political and economic instability, we face the following risks and uncertainties any of which could prevent us from selling our products in a particular country or harm our business operations once we have established operations in that country:

•	the difficulties and costs of localizing products for foreign markets, including the development of multilingual capabilities in our MeetingPlace system;

•	the need to modify our products to comply with local telecommunications certification requirements in each country; and

•	our lack of a direct sales presence in other countries, our need to establish relationships with distribution partners to sell our products in these markets and our reliance on the capabilities and performance of these distribution partners.

If we fail to integrate our products with third–party technology, our sales could suffer.

          Our products are designed to integrate with our customers’ data and voice networks, as well as with enterprise applications such as browsers and collaborative software applications. If we are unable to integrate our products with these networks and systems, sales of our products could suffer.

          In addition, we may be required to engage in costly and time–consuming redesigns of our products because of technology enhancements or upgrades of these systems. We may not be able to redesign our products or be certain that any of these redesigns will achieve market acceptance. In addition, we will need to continually modify our products as newer versions of the enterprise applications with which our products integrate are introduced. Our ability to do so largely depends on our ability to gain access to the advanced programming interfaces for these applications, and we cannot assure you that we will have access to necessary advanced programming interfaces in the future.

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

          We license technology that is incorporated into our products from third parties, including digital signal processing algorithms and the MeetingPlace server’s operating system and relational database. Any interruption in the supply or support of any licensed software could disrupt our operations and delay our sales, unless and until we can replace the functionality provided by this licensed software. Because our products incorporate software developed and maintained by third parties, we depend on these third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost–effective basis and respond to emerging industry standards and other technological changes.

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

Our stock price may be volatile.

          We expect that the market price of our common stock will fluctuate as a result of variations in our quarterly operating results. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology–intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to:

•	announcements of technological or competitive developments;

•	acquisitions or strategic alliances by us or our competitors; or

•	the gain or loss by us of significant orders.

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

          The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio (in thousands).

	2001	2002	Total
Certificates of deposit	$3,000	$—	$3,000
Average interest rate	6.72%	—	6.72%
Corporate notes and bonds	$11,203	$—	$11,203
Average interest rate	7.00%	—	7.00%
U.S. Federal agencies	$—	$2,301	$2,301
Average interest rate	—	7.25%	7.25%

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The Company’s consolidated financial statements and the report of independent accountants appear on pages F–1 through F–18 of this report.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

PART III

          Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its annual meeting of stockholders to be held June 7, 2001, and the information included in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8–K.

(a)	The following documents are filed as part of this report:

	(1)	Consolidated Financial Statements and Report of Independent Accountants

	(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

	(3)	Exhibits

		1.1(1)	Form of Underwriting Agreement.

		3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

		3.3(1)	Bylaws of the Company.

		4.1(1)	Form of common stock certificate.

		5.1(1)	Opinion of Venture Law Group, a Professional Corporation.

		10.1(1)	Form of Indemnification Agreement.

		10.2(1)	1993 Stock Plan, as amended, and forms of stock option agreement and restricted stock purchase agreement.

		10.3(1)	1999 Stock Plan and forms of stock option agreement and restricted stock purchase agreement.

		10.4	1999 Employee Stock Purchase Plan (as amended) and form of subscription agreement.

		10.5(2)	1999 Directors' Stock Option Plan and form of stock option agreement.

		10.6(1)	Warrant To Purchase Series B Preferred Stock.

		10.7(1)	Amended and Restated Registration Rights Agreement dated March 26, 1996.

		10.8(1)	Lease Agreement dated July 31, 1995 between the Company and the Arrillaga Family Trust and Richard T. Peery Separate Property Trust for offices at 2121 Tasman Drive, Santa Clara, CA and Form of amendment thereto.

		10.9(1)	Senior Loan and Security Agreement dated September 15, 1994 between the Company and Phoenix Leasing Incorporated and amendments thereto.

		10.10(1)	Master Equipment Lease dated July 2, 1998 between the Company and Norstan Financial Services, Inc.

		10.11(1)	1999 Executive Incentive Plan between the Company and certain executive officers of the Company.

		10.12(1)	1999 Executive Bonus Program.

		21	Subsidiaries.

		23.1	Consent of Independent Accountants.

		24.1	Power of Attorney. Reference is made to page 25 of this Annual Report on Form 10-K.

(1)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-1 (Reg. No. 333-72935) as declared effective by the Securities and Exchange Commission on May 6, 1999.
(2)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 1999.

          (b)      Reports on Form 8–K

         None.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Latitude Communications, Inc.

By:	/s/ Emil C. W. Wang
Emil C. W. Wang
President, Chief Executive Officer and Director

Date: April 2, 2001

POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Emil C. W. Wang and Rick M. McConnell, jointly and severally, his or her attorneys–in–fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10–K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys–in–fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EMIL C. W. WANG	President, Chief Executive Officer and Director	April 2, 2001
(Emil C. W. Wang)	(Principal Executive Officer)

/s/ RICK M. MCCONNELL	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2001
(Rick M. McConnell)

/s/ THOMAS H. BREDT	Director	April 2, 2001
Thomas H. Bredt

/s/ ROBERT J. FINOCCHIO, JR.	Director	April 2, 2001
Robert J. Finocchio, Jr.

/s/ KLAUS-DIETER LAIDIG	Director	April 2, 2001
Klaus-Dieter Laidig

/s/ F. GIBSON MYERS	Director	April 2, 2001
F. Gibson Myers

/s/ JAMES PATTERSON	Director	April 2, 2001
James Patterson

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
          Stockholders of Latitude Communications, Inc.

          In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Latitude Communications, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
January 19, 2001

LATITUDE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$23,993	$10,847
Short–term investments	14,203	31,611
Accounts receivable, net	10,044	8,006
Inventory	1,662	832
Prepaids and other assets	2,790	1,508
Deferred tax asset	2,779	3,457
Total current assets	55,471	56,261
Property and equipment, net	4,062	2,655
Long-term investments	2,301	—
Deferred tax asset	794	939
Deposits and other long–term assets	530	199
Total assets	$63,158	$60,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$875	$650
Accrued liabilities	3,565	4,181
Deferred revenue	6,434	6,083
Current portion of long–term debt	362	576
Total current liabilities	11,236	11,490
Long–term debt	106	453
Total liabilities	11,342	11,943

Commitments (Note 5)

Preferred stock, $0.001 par value:
Authorized: 5,000 shares in 2000 and 1999
Issued and outstanding: no shares in 2000 and 1999	—	—
Common stock, $0.001 par value:
Authorized: 75,000 shares in 2000 and 1999
Issued and outstanding: 19,302 shares in 2000 and 18,950 shares in 1999	19	19
Additional paid–in capital	57,675	56,624
Notes receivable from common stockholders	(10)	(61)
Deferred stock compensation	(620)	(1,441)
Accumulated other comprehensive income (loss)	46	(77)
Accumulated deficit	(5,294)	(6,953)
Total stockholders’ equity	51,816	48,111
Total liabilities and stockholders’ equity	$63,158	$60,054

          The accompanying notes are an integral part of these consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2000	1999	1998
Revenue:
Product	$29,356	$23,765	$16,506
Service	14,075	9,277	4,545
Total revenue	43,431	33,042	21,051
Cost of revenue:
Product	4,978	4,036	3,182
Service (includes non-cash compensation expenses of $26, $83 and $47 in 2000, 1999 and 1998, respectively)	7,455	4,890	2,822
Total cost of revenue	12,433	8,926	6,004
Gross profit	30,998	24,116	15,047
Operating expenses:
Research and development (includes non-cash compensation expenses of $76, $78 and $31 in 2000, 1999 and 1998, respectively)	6,339	4,131	2,638
Marketing and sales (includes non-cash compensation expenses of $86, $272 and $115 in 2000, 1999 and 1998, respectively)	20,077	14,992	9,859
General and administrative (includes non-cash compensation expenses of $264, $319 and $106 in 2000, 1999 and 1998, respectively)	4,152	2,563	1,772
Total operating expenses	30,568	21,686	14,269
Income from operations	430	2,430	778
Interest income	2,501	1,382	142
Interest expense	(93)	(164)	(183)
Income before benefit from (provision for) income taxes	2,838	3,648	737
Benefit from (provision for) income tax	(1,179)	3,724	(34)
Net income	$1,659	$7,372	$703
Other comprehensive income (loss), net of tax—
Unrealized gain (loss) on securities	105	(77)	—
Foreign currency translation adjustment	18	—	—
Total other comprehensive income (loss), net of tax	123	(77)	—
Comprehensive income	$1,782	$7,295	$703
Net income per share—basic	$0.09	$0.56	$0.21
Shares used in per share calculation—basic	18,702	13,164	3,279
Net income per share—diluted	$0.08	$0.39	$0.04
Shares used in per share calculation—diluted	19,969	18,783	16,422

          The accompanying notes are an integral part of these consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands)

					Additional Paid-In Capital	Notes Receivable from Common Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balances, December 31, 1997	11,836	$12	3,755	$4	$19,021	$(187)	$(74)	$—	$(15,028)	$3,748
Issuance of common stock	—	—	35	—	28	(4)	—	—	—	24
Repurchase of common stock	—	—	(51)	—	(15)	9	—	—	—	(6)
Payment of notes receivable from common stockholders	—	—	—	—	—	17	—	—	—	17
Deferred stock compensation related to grants of stock options and issuance of common stock	—	—	—	—	2,328	—	(2,328)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	299	—	—	299
Net income	—	—	—	—	—	—	—	—	703	703
Balances, December 31, 1998	11,836	12	3,739	4	21,362	(165)	(2,103)	—	(14,325)	4,785
Issuance of common stock	—		3,391	3	35,175	—	—	—	—	35,178
Conversion of preferred stock to common stock	(11,836)	(12)	11,836	12	—	—	—	—	—	—
Repurchase of common stock	—	—	(16)	—	(3)	—	—	—	—	(3)
Payment of notes receivable from common stockholders	—	—	—	—	—	104	—	—	—	104
Deferred stock compensation related to grants of stock options	—	—	—	—	90	—	(90)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	752	—	—	752
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(77)	—	(77)
Net income	—	—	—	—	—	—	—		7,372	7,372
Balances, December 31, 1999	—	—	18,950	19	56,624	(61)	(1,441)	(77)	(6,953)	48,111
Issuance of common stock	—	—	364	—	1,424	—	—	—	—	1,424
Repurchase of common stock	—	—	(12)	—	(4)	—	—	—	—	(4)
Payment of notes receivable from common stockholders	—	—	—	—	—	51	—	—	—	51
Reversal of deferred stock compensation related to forfeited stock options	—	—	—	—	(369)	—	369	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	452	—	—	452
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	123	—	123
Net income	—	—	—	—	—	—	—	—	1,659	1,659
Balances, December 31, 2000	—	$—	19,302	$19	$57,675	$(10)	$(620)	$46	$(5,294)	$51,816

          The accompanying notes are an integral part of these consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net income	$1,659	$7,372	$703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,747	926	696
Amortization of capitalized software	159	56	—
Provision for excess and obsolete inventory	258	166	149
Provision for doubtful accounts	143	11	88
Amortization of deferred stock compensation	452	752	299
Deferred tax asset	823	(4,346)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,181)	(2,390)	(3,062)
Inventory	(1,088)	(310)	(496)
Prepaids and other assets	(1,441)	(1,144)	(281)
Accounts payable	225	(155)	442
Accrued liabilities	(616)	2,092	629
Deferred revenue	351	3,289	1,874
Net cash provided by operating activities	491	6,319	1,041
Cash flows from investing activities:
Purchases of property and equipment	(3,154)	(2,564)	(743)
Purchases of available for sale securities	(40,374)	(41,081)	—
Maturities of available for sale securities	55,576	9,343	—
Other	(331)	(63)	(37)
Net cash provided by (used in) investing activities	11,717	(34,365)	(780)
Cash flows from financing activities:
Proceeds from issuance of notes payable	—	197	678
Repayment of notes payable and capital lease obligations	(561)	(565)	(505)
Proceeds from issuance of common stock	1,424	35,178	24
Repurchase of common stock	(4)	(3)	(15)
Other	79	104	(39)
Net cash provided by financing activities	938	34,911	143
Net increase in cash and cash equivalents	13,146	6,865	404
Cash and cash equivalents, beginning of year	10,847	3,982	3,578
Cash and cash equivalents, end of the year	$23,993	$10,847	$3,982

Supplemental disclosure of cash flow information:
Cash payments for interest	$93	$164	$183
Taxes paid	$209	$64	$20
Supplemental disclosure of noncash activities:
Issuance of common stock for notes receivable from stockholder	$—	$—	$4
Conversion of preferred stock to common stock	$—	$12	$—
Deferred stock compensation (reversal of deferred stock compensation)	$(369)	$90	$2,328

          The accompanying notes are an integral part of these consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

          Latitude Communications, Inc. (the “Company”) is a leading provider of enterprise e-conferencing solutions. The Company develops, markets and supports its MeetingPlace system, which allows companies to conduct virtual meetings and thereby extend decision making processes across the disparate geographic locations of participants. MeetingPlace is designed to be an enterprise–wide resource and to leverage existing technologies such as telephones, cellular phones and personal computers. The Company has distributed its product through distributors and a direct sales force to companies across many industries in the United States, Europe and Asia.

Basis of Consolidation and Foreign Currency Translation

          The consolidated financial statements include the accounts of Latitude Communications, Inc and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Assets and liabilities of the Company's subsidiary in Singapore, which are denominated in the local currency, have been remeasured into the US dollar, the functional currency. Foreign currency gains and losses from remeasurements, which have been insignificant, are included in the consolidated statement of operations. Assets and liabilities of the Company's subsidiary in the United Kingdom, which operates in a local currency environment, are translated into US dollars at exchange rates in effect at the balance sheet date with the resulting translation adjustments recorded directly to other comprehensive income (loss). Income and expense accounts are translated at average exchange rates during the fiscal year.

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

Revenue Recognition

          The Company recognizes product revenues upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is reasonably assured, the product returns are reasonably estimable and if applicable, acceptance has been obtained. The Company generally does not allow product returns; however, in the past, upon request by a customer and approval of management, certain returns have been allowed. Therefore, provision for estimated product returns is recorded at the time products are shipped. For contracts with multiple obligations (e.g., maintenance, installation and other services), revenue is allocated to each component of the contract using the residual method based on the price sold separately. The Company recognizes revenue allocated to maintenance fees, including amounts allocated from product revenue, for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to consulting services, and consulting services sold separately, such as installation and training, the Company recognizes revenues as the related services are performed.

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements."  SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements.  In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

          In 1999, the Company exchanged two systems for certain marketing services, licenses and related training and consulting and $205,000 in cash, which resulted in recognition of $609,000 of revenue and $404,000 of sales and marketing expenses. In 1998, the Company exchanged two systems with two customers for certain marketing services and $81,000 in cash which resulted in the recognition of $497,000 in revenue and $416,000 of sales and marketing expense. The assets and services were transferred between parties at their estimated fair value.

Financial Instruments

          The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

          The Company’s investments are comprised of certificates of deposit and U.S. federal agencies and are accounted for as available for sale.  Investments with maturities of less than one year are classified as short-term investments and investments with maturities greater than one year are classified as long-term investments.  Realized gains and losses are calculated using the specific identification method.  There were no realized gains and losses in 1998, 1999 or 2000.  Unrealized gains and losses are included as a separate component of other comprehensive income (loss) and stockholders’ equity.  See Note 3 for the fair value of the Company’s investments.

          Amounts reported for cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities are considered to approximate fair value primarily due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its notes payable and capital lease obligations approximate fair value.

Certain Risks and Concentrations

          The Company’s cash, cash equivalents and certificates of deposit included in the short-term investments as of December 31, 2000 and 1999 are on deposit with two financial institutions in the United States, one in Singapore and one in the United Kingdom.

          The Company performs ongoing credit evaluations of its customers, and collateral is not required. The Company maintains allowances for potential returns and credit losses, and such returns and losses have generally not been material.

          At December 31, 2000 and 1999, no customers accounted for more than 10% of accounts receivable.

          MeetingPlace products and related services have accounted for substantially all of the Company’s revenue to date. The market in which the Company competes is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and emerging industry standards. Significant technological change could adversely affect the Company’s operating results and subject the Company to returns of product and inventory losses. While the Company has ongoing programs to minimize the adverse effect of such changes and considers technological change in estimating its allowances, such estimates could change in the future.

          The Company licenses technology that is incorporated into its products from certain third parties, including certain digital signal processing algorithms and the MeetingPlace server’s operating system and relational databases. Any significant interruption in the supply or support of any licensed software could adversely affect the Company’s sales, unless and until the Company can replace the functionality provided by this licensed software.

          Because the Company’s products incorporate software developed and maintained by third parties, the Company depends on such third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost–effective basis and respond to emerging industry standards and other technological changes. The failure of these third parties to meet these criteria could harm the Company’s business.

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

Inventories

          Inventory is stated at the lower of cost or market. Cost is determined on an average cost basis, which approximates the first in, first out method.

Property and Equipment

          Property and equipment are stated at cost and depreciated on a straight–line basis over the shorter of the estimated useful life of three years or the length of the capital lease for assets acquired under capital leases. Gains and losses from the disposal of property and equipment are taken into income in the year of disposition. Repairs and maintenance costs are expensed as incurred.

          Depreciation expense for 2000, 1999 and 1998 was $1,638,000, $772,000 and $607,000, respectively.

Research and Development Costs

          Costs related to research, design and development of products are charged to research and development expenses as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers provided research and development activities for the related hardware portion of the product have been completed. Generally, the Company’s products include hardware and software components that are developed concurrently. Amortization of capitalized research and development costs is computed at the greater of the amount computed using the ratio of current revenues to the total current and anticipated revenues or by the straight-line method over the remaining life of the product. The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any product for which the net book value is in excess of the net realizable value. During 2000 and 1999, $618,000 and $108,000 of software development costs were capitalized.  Capitalized software development costs at December 31, 2000 and 1999 were $511,000 and  $52,000, respectively, net of accumulated amortization of $215,000 and $56,000, respectively.

Income Taxes

          The Company’s benefit from (provision for) income taxes is comprised of its current tax liability and the changes in its deferred tax assets and liabilities.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using current tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Advertising

          The Company expenses advertising costs as they are incurred. Advertising expense for 2000, 1999, and 1998 was $38,000, $787,000 and $115,000, respectively.

Stock–Based Compensation

          The Company accounts for its stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and presents disclosure required by Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”).

          In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.  FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000.  The adoption of FIN 44 did not have a material effect on the Company’s financial position or the results of operations.

Net Income Per Share

          Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net income per share is computed giving effect to all dilutive potential common shares, including options, warrants and preferred stock.

          A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net income per share follows (in thousands, except per share data):

	Year Ended December 31,
	2000	1999	1998
Net income per share, basic and diluted:
Numerator for basic and diluted net income per share	$1,659	$7,372	$703
Denominator for basic net income per share:
Weighted average vested common shares outstanding	18,702	13,164	3,279
Net income per share - basic	$0.09	$0.56	$0.21
Denominator for diluted earnings per share:
Weighted average vested common shares outstanding	18,702	13,164	3,279
Effect of dilutive securities:
Nonvested common shares	404	252	478
Common stock options	825	1,147	727
Warrants	38	69	102
Convertible preferred stock	—	4,151	11,836
Weighted average common and common equivalent shares	19,969	18,783	16,422
Net income per share - diluted	$0.08	$0.39	$0.04

Antidilutive securities not included in diluted net income per share calculation for the entire year:
Nonvested common shares	—	—	—
Common stock options	630	—	—
Warrants	—	—	—
Convertible preferred stock	—	—	—
	630	—	—

Comprehensive Income

          The differences in 2000 between the Company’s net income and its total comprehensive income are a foreign currency translation adjustment of $18,000 and an unrealized gain on securities of $182, net of tax of $77. The sole difference in 1999 between the Company’s net income and its total comprehensive income was an unrealized loss on securities of $127,000, net of tax of $50,000. There was no difference between the Company’s net income (loss) and its total comprehensive income (loss) for 1998.  Accumulated other comprehensive income (loss), net of tax, by component follows (in thousands):

	Year Ended December 31,
	2000	1999	1998

Unrealized gain (loss) on securities	$28	$(77)	$—
Foreign currency translation adjustment	18	—	—
	$46	(77)	$—

Recently Issued Accounting Standards

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to any derivatives.  In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133."  SFAS No. 137 deferred the effective date until fiscal years commencing after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company will adopt SFAS No. 133 in its quarter ending March 31, 2001.  To date, the Company has not engaged in derivative or hedging activities. The Company does not believe that the pronouncement will have a material impact on its financial condition or results of operations as currently conducted.

Reclassifications

          Certain amounts in the financial statements have been reclassified to conform with the current year’s presentation. These reclassifications did not change previously reported stockholders’ equity or net income.

NOTE 3—BALANCE SHEET ACCOUNTS (IN THOUSANDS):

Financial instruments
	December 31,
	2000		1999
Cash and cash equivalents:	Cost	Fair Value	Cost	Fair Value
Cash	$2,601	$2,601	$1,280	$1,280
Commercial paper	3,492	3,492	—	—
Money market	—	—	4,667	4,667
Auction rate securities	17,900	17,900	4,900	4,900
	$23,993	$23,993	$10,847	$10,847

Short-term investments:	December 31, 2000
	Amortized Cost	Gross Unrealized Gain	Fair Value
Certificates of deposit	$3,000	$—	$3,000
Corporate notes and bonds	11,172	31	11,203
	$14,172	$31	$14,203

	December 31, 1999
	Amortized Cost	Gross Unrealized Loss	Fair Value
Mutual funds	$2,006	$—	$2,006
Auction rate securities	1,000	—	1,000
Corporate notes and bonds	28,732	(127)	28,605
	$31,738	$(127)	$31,611

Long-term investments:	December 31, 2000
	Amortized Cost	Gross Unrealized Gain	Fair Value
U.S. Federal agencies	$2,300	$1	$2,301

Accounts receivable:	December 31,
	2000	1999
Accounts receivable	$10,170	$8,244
Allowance for doubtful accounts	(126)	(238)
	$10,044	$8,006

Inventory:
	December 31,
	2000	1999
Raw materials	$1,216	$240
Finished goods	446	592
	$1,662	$832

Property and equipment, net:
	December 31,
	2000	1999
Leasehold improvements	$373	$305
Computer equipment	7,421	4,592
Office equipment	1,264	1,011
	9,058	5,908
Less accumulated depreciation and amortization	(4,996)	(3,253)
	$4,062	$2,655

Accrued liabilities:
	December 31,
	2000	1999
Accrued commission expense	$740	$567
Accrued vacation	372	299
Other	2,453	3,315
	$3,565	$4,181

NOTE 4—LONG–TERM DEBT:

          The long–term debt consists of notes payable for the purchase of equipment and software, bear interest from 7.0% to 16.27%, and are collateralized by the underlying equipment and software.

          Future minimum payments under the notes payable are as follows (in thousands):

Years Ending December 31,
2001	$394
2002	110
504
Less amount representing interest	(36)
468
Less current portion	(362)
$106

NOTE 5—COMMITMENTS:

          The Company leases its operating facilities under non-cancelable operating leases that expire at various dates through December, 2005. Rent expense was $1,922,000 in 2000, $1,041,000 in 1999 and $759,000 in 1998. As of December 31, 2000, future minimum lease commitments and sub-lease income were as follows (in thousands):

	Operating Leases	Sub-Lease Income
Year Ending December 31,
2001	$2,459	$1,490
2002	2,234	1,258
2003	2,329	147
2004	2,423	-
2005	2,379	-
	$11,824	$2,895

          At December 31, 2000, the Company has committed to purchase approximately $1,541,000 of raw materials inventory under noncancellable purchase orders.

NOTE 6—STOCKHOLDERS’ EQUITY:

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

Preferred Stock

          The Company is authorized to issue 5,000,000 shares of  preferred stock, none of which is issued or outstanding. The Board of Directors has the authority to issue the stock in one or more series and to fix rights, preferences, privileges and restrictions, and the number of shares constituting any series and the designation of such series, without any further vote or action by the stockholders.

Stock Plans

          The Company’s Board of Directors has adopted the 1993 Plan and the 1999 Plan (the “Plans”) and through December 31, 2000 has authorized 6,255,000 shares of common stock for issuance under the Plans. The Plans consist of Stock Purchase Rights and an Option Grant Program.

          Stock Purchase Rights provide for issuance of common stock at not less than 85% of the fair market value of the stock to employees and consultants. The Plan provides that the Administrator of the Plan shall advise the offeree in writing of the terms, conditions and restrictions related to the offer. Restricted stock purchases are subject to the company’s right of repurchase at the employee purchase price upon termination of employment. The right to repurchase generally lapses 25% one year from the date of purchase and 1/48 each month thereafter.

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

          In April 1999, the Company’s Board of Directors adopted the 1999 Directors’ Plan (the “Directors’ Plan”) and the 1999 Employee Stock Purchase Plan (the “Purchase Plan”).

          The Directors' Plan provides that each person who is or becomes a nonemployee director of Latitude will be granted a nonstatutory stock option to purchase 20,000 shares of common stock on the date on which the optionee first becomes a nonemployee director of Latitude at an exercise price equal to its fair market value on the date of the grant. Thereafter, on the date of the Company's Annual Stockholders Meeting each year, each nonemployee director will be granted an additional option to purchase 5,000 shares of common stock at an exercise price equal to its fair market value on the date of the grant if, on such date, he or she has served on the Company's board of directors for at least six months. A total of 250,000 shares of common stock has been reserved for issuance under the Directors' Plan, of which 210,000 shares remain available for future grants.

          The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the offering period. A total of 690,000 shares of common stock have been reserved for issuance under the Purchase Plan. During 2000 and 1999, 116,000 and 52,000 shares, respectively, were issued under the purchase plan and at December 31, 2000, 522,000 shares remain available for future purchases.

Deferred Stock Compensation

          During 1997, 1998 and 1999, the Company issued stock purchase rights and options to certain employees under the Plans with exercise prices below the deemed fair market value of the Company’s common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded deferred compensation for the difference between the purchase price of stock issued to employees under stock purchase rights or the exercise price of the stock options and the fair market value of the Company’s stock at the date of grant.

          This deferred compensation is amortized to expense on a straight line basis over the period during which the Company’s right to repurchase the stock lapses or options become exercisable, generally four years. At December 31, 1999, the Company had recorded deferred compensation related to these options in the total amount of $2,494,000, of which $452,000, $752,000 and $299,000 had been amortized to expense during 2000, 1999 and 1998, respectively.

Stock Plan Activity

          The activity for the stock purchase rights and stock options under the 1993 Plan, the 1999 Plan and the Directors’ Plan are as follows (in thousands except per share amounts):

		Restricted Stock Plan			Stock Option Plan
	Shares Available	Number of Shares	Weighted Average Purchase Price Per Share	Amount	Number of Shares	Weighted Average Purchase Price Per Share	Amount
Balances, December 31, 1997	370	3,755	$0.09	$318	75	$0.39	$29
Additional shares reserved	1,125	—	—	—	—	—
Shares purchased	(35)	35	0.79	28	—	—
Shares repurchased	51	(51)	0.27	(15)	—	—
Options granted	(1,315)	—	—	—	1,315	2.32	3,050
Options cancelled	38	—	—	—	(38)	1.47	(55)
Balances, December 31, 1998	234	3,739	0.09	331	1,352	2.24	3,024
Additional shares reserved	2,950	—	—	—	—	—
Shares purchased	(1)	1	10.00	7	—	—	—
Shares repurchased	16	(16)	0.26	(3)	—	—	—
Options granted	(800)	—	—	—	800	15.32	12,187
Options exercised	—	—	—	—	(129)	2.33	(300)
Options cancelled	317	—	—	—	(317)	3.45	(1,094)
Balances, December 31, 1999	2,716	3,724	0.09	335	1,706	8.12	13,817
Shares repurchased	12	(12)	0.29	(4)	—	—	—
Options granted	(1,631)	—	—	—	1,631	10.90	17,786
Options exercised	—	—	—	—	(213)	2.03	(435)
Options cancelled	642	—	—	—	(642)	12.19	(7,823)
Balances, December 31, 2000	1,739	3,713	$0.09	$331	2,482	$9.40	$23,345

At December 31, 2000, 1999 and 1998, 370,000, 124,000, and 325,000 shares of outstanding common stock, respectively, were subject to the Company’s right of repurchase at weighted average purchase prices per share of $0.23, $0.29, and $0.27, respectively.  At December 31, 2000, 1999 and 1998, options for the purchase of 630,000, 363,000 and 17,000 shares, respectively, were exercisable at weighted average purchase prices per share of  $5.13, $0.52 and $0.30, respectively.

Pro Forma Stock Compensation

          The Company has adopted the disclosure–only provisions of SFAS No. 123. Had compensation cost been determined based on the fair value at the grant date for the awards since 1994 consistent with the provisions of SFAS No. 123 for the Plans, Directors’ Plan and Purchase Plan, the Company’s net income (loss) for 2000, 1999 and 1998 would have been as follows (in thousands, except per share data):

	Year ended December 31,
	2000	1999	1998
Net income (loss)—as reported	$1,659	$7,372	$703
Net income (loss)—pro forma	(3,527)	5,754	618
Net income (loss) per share—basic as reported	0.09	0.56	0.21
Net income (loss) per share—basic pro forma	(0.19)	0.44	0.19
Net income (loss) per share—diluted as reported	0.08	0.39	0.04
Net income (loss) per share—diluted pro forma	(0.18)	0.31	0.04

          Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

          The weighted average grant date fair value of stock options granted was $8.42, $10.15 and $6.96 for 2000, 1999 and 1998, respectively. The weighted average fair value of purchase rights granted under the Purchase Plan was $3.91 and $4.76 for 2000 and 1999, respectively.

          In accordance with the provisions of SFAS 123, the following assumptions for option grants during 2000, 1999 and 1998 are included to estimate the fair value of each stock option and purchase right:

	Year Ended December 31,
Stock Options:	2000	1999	1998
Expected dividend yield	0%	0%	0%
Expected stock price volatility	113%	0-75%	0%
Risk-free interest rate	4.5-7.8%	4.5-7.8%	4.5-7.2%
Expected life (years)	4	4	4

Employee Stock Purchase Plan:
Expected dividend yield	0%	0%	—
Expected stock price volatility	113%	75%	—
Risk-free interest rate	6.1%	4.8%	—
Expected life (years)	0.5	0.5	—

          In 1998, stock purchase rights for 35,000 shares of the Company’s common stock, with a weighted–average exercise price of $0.79 per share and a weighted–average fair value of $3.85 per share were granted with exercise prices below the estimated market value at the date of grant.

          During 1999 and 1998, options to purchase 114,000 and 1,315,000 shares of the Company’s common stock, with weighted–average exercise prices of $6.50 and $2.32 per share and weighted–average fair values of $13.50 and $6.19 per share, were granted with exercise prices below the estimated market value at the date of grant.

          The following table summarizes information about stock options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted–Average Remaining Contractual Life	Weighted–Average Exercise Price	Number Exercisable	Weighted–Average Exercise Price
$0.27-1.00	264,000	7.04	$0.93	191,000	$0.94
$1.01-2.80	70,000	7.34	2.16	36,000	2.20
$2.81-10.63	1,359,000	9.13	6.14	245,000	5.35
$10.64-31.69	789,000	8.94	18.51	158,000	17.95

$0.27-31.69	2,482,000	8.80	$9.40	630,000	$5.13

NOTE 7—INCOME TAXES:

          The provision for (benefit from) income taxes consists of the following:

	2000	1999	1998
	(in thousands)
Current:
Federal, net of the benefit of net operating loss carryforwards of $575,000 in 2000, $595,000 in 1999 and $246,000 in 1998	$293	$522	$17
State, net of the benefit of net operating loss carryforwards of $98,000 in 2000, $63,000 in 1999 and $23,000 in 1998	33	128	17
Foreign	30	22	—
	356	672	34
Deferred:
Federal	698	328	—
State	125	40	—
Foreign	—	22	—
Change in valuation allowance	—	(4,786)
	823	(4,396)	—
	$1,179	$(3,724)	$34

          In 2000, income before provision for income taxes consisted of $2,763,000 of income from U.S. operations and $75,000 of income from foreign operations. In 1999, income before benefit from income taxes consisted of $3,807,000 of income from U.S. operations and $159,000 of loss from foreign operations.  In 1998, income before provision for income taxes consisted of $1,121,000 of income from U.S. operations and $384,000 of loss from foreign operations.

          The Company’s effective tax rate differs from the statutory federal income tax rate as follows:

	2000	1999	1998
Statutory federal income tax (benefit) rate	34.0%	34.0%	34.0%
State taxes net of federal benefits	3.8	9.4	4.0
Stock compensation	4.6	8.4	—
Research and development credit	(3.4)	(3.8)	—
Change in valuation allowance	—	(116.3)	—
Benefit of net operating loss carryforwards	—	(38.8)	(39.0)
Alternative minimum tax	2.5	0.8	5.0
Other	0.1	4.3	1.0
Effective tax rate	41.6%	(102.0)%	5.0%

          The significant components of the net deferred tax asset are as follows:

	December 31,
	2000	1999
	(in thousands)
Net operating loss carryforwards	$1,768	$2,402
Research and development credit	1,355	824
Property and equipment	121	318
Capitalized research and development for tax purposes	250	648
Other	79	204
Net deferred tax asset	$3,573	$4,396

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

          At December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $4,149,000 and $1,850,000, respectively, available to offset future regular and alternative minimum taxable income. The Company’s federal and state net operating loss carryforwards expire in 2001 through 2020, if not utilized.

          At December 31, 2000, the Company had federal and state research and development and other credits of approximately $942,000 and $626,000, respectively. The research and development credit carryforwards expire in 2002 through 2020, if not utilized.

          The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If the Company should have an ownership change, as defined, utilization of the carryforwards could be restricted.

NOTE 8—EMPLOYEE BENEFIT PLANS:

          The Company sponsors the Latitude Communications Salary Savings Plan (the “Plan”) which qualifies under Section 401(k) of the Internal Revenue Code. All employees meeting minimum age requirements are eligible to enroll in the Plan upon initiating employment. Currently, the Company is not offering an employer contribution.

NOTE 9—SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION:

          Management uses one measurement of profitability to evaluate and manage its business. The Company markets its products and related services to customers in many industries in the United States, Europe and Asia.

          Revenue, which is classified based on the country to which the product is shipped, and property and equipment information by geographic area as of and for the year ended:

	Revenues	Property and Equipment, Net
	(in thousands)
December 31, 2000:
United States	$40,263	$3,972
International	3,168	90
Total	$43,431	$4,062

December 31, 1999:
United States	$30,361	$2,613
International	2,681	42
Total	$33,042	$2,655

December 31, 1998:
United States	$19,549	$979
International	1,502	38
Total	$21,051	$1,017

          In 2000, 1999 and 1998, no customer accounted for more than 10% of total revenue.

NOTE 10—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands, except per share data)
2000:
Total revenue	$10,365	$11,689	$10,163	$11,214
Gross profit	7,637	8,405	7,199	7,783
Net income (loss)	844	799	300	(284)
Net income (loss) per share – basic	$0.05	$0.04	$0.02	$(0.02)
Net income (loss) per share – diluted	$0.04	$0.04	$0.02	$(0.02)

1999:
Total revenue	$6,428	$7,726	$8,712	$10,176
Gross profit	4,708	5,689	6,342	7,460
Net income	288	724	1,094	5,266
Net income per share – basic	$0.08	$0.06	$0.06	$0.28
Net income per share – diluted	$0.02	$0.04	$0.05	$0.26

Included in net income in the fourth quarter of 1999 is the benefit from recognition of the Company’s deferred tax asset of $4,786,000.

SCHEDULE II

LATITUDE COMMUNICATIONS, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Reductions) to Costs and Expenses	Write–Offs	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 1998	$147	$88	$—	$235
Year ended December 31, 1999	235	11	(8)	238
Year ended December 31, 2000	238	143	(255)	126
Allowance for excess and obsolete inventory:
Year ended December 31, 1998	146	149	—	295
Year ended December 31, 1999	295	166	(108)	353
Year ended December 31, 2000	353	258	(167)	444
Deferred tax asset valuation allowance:
Year ended December 31, 1998	6,297	(337)	—	5,960
Year ended December 31, 1999	5,960	(5,960)	—	—
Year ended December 31, 2000	—	—	—	—
Allowance for sales returns:
Year ended December 31, 1998	196	515	(386)	325
Year ended December 31, 1999	325	(12)	—	313
Year ended December 31, 2000	313	—	(159)	154