Form 10-Q
period 2001-03-31
LATITUDE COMMUNICATIONS INC
filed 2001-05-15
CIK 1078425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

Commission file number 000–25475

LATITUDE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94–3177392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2121 Tasman Drive, Santa Clara, CA 95054
(Address of principal executive offices, including zip code)

(408) 988–7200
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

                                                                                                             Yes ☒       No ☐

             As of April 30, 2001, there were 19,414,000 shares of the registrant’s Common Stock outstanding.

PART I.            FINANCIAL INFORMATION
Item 1.              Financial Statements.

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$18,761	$23,993
Short–term investments	12,327	14,203
Accounts receivable, net	13,031	10,044
Inventory	1,506	1,662
Prepaids and other assets	2,550	2,790
Deferred tax asset	2,779	2,779
Total current assets	50,954	55,471
Property and equipment, net	4,250	4,062
Long–term investments	6,462	2,301
Deferred tax asset	1,287	794
Deposits and other long–term assets	537	530
Total assets	$63,490	$63,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$631	$875
Accrued liabilities	3,978	3,565
Deferred revenue	7,423	6,434
Current portion of long–term debt	362	362
Total current liabilities	12,394	11,236
Long–term debt	12	106
Total liabilities	12,406	11,342

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 5,000 shares at March 31, 2001 and 2000 Issued and outstanding: No shares at March 31, 2001 and 2000	—	—
Common stock, $0.001 par value
Authorized: 75,000 shares at March 31, 2001 and 2000 Issued and outstanding: 19,303 and 18,989 shares at March 31, 2001 and 2000, respectively	19	19
Additional paid–in capital	57,698	57,675
Notes receivable from common stockholders	(10)	(10)
Deferred stock compensation	(509)	(620)
Accumulated other comprehensive income	55	46
Accumulated deficit	(6,169)	(5,294)
Total stockholders’ equity	51,084	51,816
Total liabilities and stockholders’ equity	$63,490	$63,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Revenue:
Product	$6,156	$7,388
Service	4,060	2,977
Total revenue	10,216	10,365

Cost of revenue:
Product	1,016	1,226
Service (includes non-cash stock compensation of $2 and $19 in 2001 and 2000, respectively)	2,512	1,521
Total cost of revenue	3,528	2,747
Gross profit	6,688	7,618
Operating expenses:
Research and development (includes non-cash stock compensation of $18 and $20 in 2001 and 2000, respectively)	1,758	1,552
Marketing and sales (includes non-cash stock compensation of $11 and $25 in 2001 and 2000, respectively)	5,616	4,385
General and administrative (includes non-cash stock compensation of $65 and $63 in 2001 and 2000, respectively)	1,246	828
Total operating expenses	8,620	6,765
Income (loss) from operations	(1,932)	853
Interest income, net	565	587
Income (loss) before benefit from (provision for) income taxes	(1,367)	1,440
Benefit from (provision for) income taxes	492	(596)
Net income (loss)	$(875)	$844
Other comprehensive income (loss), net of tax—
Unrealized gain (loss) on securities	24	(156)
Cumulative translation adjustment	(15)	—
Comprehensive income (loss)	$(866)	$688

Net income (loss) per share—basic	$(0.05)	$0.05
Shares used in per share calculation—basic	18,746	18,662
Net income (loss) per share—diluted	$(0.05)	$0.04
Shares used in per share calculation—diluted	18,746	20,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(875)	$844
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	554	370
Amortization of capitalized software	97	26
Provision for excess and obsolete inventory	—	97
Provision for doubtful accounts	—	74
Amortization of deferred stock compensation	96	127
Deferred income taxes	(493)	—
Changes in operating assets and liabilities
Accounts receivable	(2,987)	419
Inventory	156	(102)
Prepaids and other assets	143	(238)
Accounts payable	(244)	695
Accrued liabilities	413	(256)
Deferred revenue	989	(787)
Net cash provided by (used in) operating activities	(2,151)	1,269
Cash flows from investing activities:
Purchases of property and equipment	(742)	(1,080)
Purchases of available for sale securities	(16,461)	(13,375)
Maturities of available for sale securities	14,200	10,139
Increase in deposits and other long-term assets	(7)	(9)
Net cash used in investing activities	(3,010)	(4,325)
Cash flows from financing activities:
Proceeds from issuance of common stock	38	107
Repayment of notes payable and capital lease obligations	(94)	(159)
Other	(15)	33
Net cash used in financing activities	(71)	(19)
Net decrease in cash and cash equivalents	(5,232)	(3,075)
Cash and cash equivalents, beginning of period	23,993	10,847
Cash and cash equivalents, end of period	$18,761	$7,772

The accompanying notes are an integral part of these condensed consolidated financial statements

LATITUDE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—The Company and Basis of Presentation

             Latitude Communications, Inc. (the “Company”) is a leading provider of enterprise e-conferencing solutions. The Company develops, markets and supports its MeetingPlace system, which allows companies to conduct virtual meetings and thereby extend decision making processes across the disparate geographic locations of participants. MeetingPlace is designed to be an enterprise-wide resource and to leverage existing technologies such as telephones, cellular phones and personal computers. The Company has distributed its product through distributors and a direct sales force to companies across many industries in the United States, Europe and Asia

             The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The balance sheet at December 31, 2000 was derived from audited financial statements, however, it does not include all disclosures required by generally accepted accounting principles in the United States of America.

             The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2—Inventory

	March 31, 2001	December 31, 2000

Raw materials	$1,046	$1,216
Finished goods	460	446
	$1,506	$1,662

Note 3—Recent Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to any derivatives.  In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133."  SFAS No. 137 deferred the effective date until fiscal years commencing after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. Adoption of SFAS No. 133 did not have a material impact on the Company's financial condition or results of operations as currently conducted.

Note 4—Net Income Per Share

             Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares, including options, warrants and preferred stock.

             A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Net income (loss) per share, basic and diluted:
Numerator for net income (loss), basic and diluted	$(875)	$844
Denominator for basic net income (loss) per share:
Weighted average vested common shares outstanding	18,746	18,662
Net income (loss) per share basic	$(0.05)	$0.05
Denominator for diluted earnings per share:
Weighted average vested common shares outstanding	18,746	18,662
Effect of dilutive securities:
Nonvested common shares	—	314
Common stock options	—	1,042
Warrants	—	41
Weighted average common and common equivalent shares	18,746	20,059
Net income (loss) per share diluted	$(0.05)	$0.04
Antidilutive securities not included in the calculation of diluted EPS because the Company incurred a net loss:
Nonvested common shares	523	—
Common stock options	193	—
	716	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

             This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10–Q include a number of forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as "anticipates," "believes," "expects," "future," and "intends," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks are described in " Factors Affecting Future Operating Results " and elsewhere in this Form 10–Q. Readers are cautioned not to place undue reliance on these forward–looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update these forward–looking statements to reflect actual results or changes in factors or assumptions affecting such forward–looking statements.

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

             We generate revenue from sales of our MeetingPlace products and from customer support and consulting services. Revenue derived from product sales constituted 60% of total revenue in the first quarter of 2001 and 71% during the corresponding period of 2000. Product revenue is generally recognized upon shipment if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivable is reasonably assured, product returns are reasonably estimable and, if applicable, acceptance has been obtained. We calculate an allowance for returns based on historical rates. Service revenue includes revenue from implementation and integration services, system management services, warranty coverage and customer support. Revenue from implementation and system integration services is recognized as the services are performed, while revenue from system management services, warranty coverage and customer support is recognized ratably over the period of the contract. Beginning in 2001, we expect to expand our service offerings by providing hosted services to our customers. Accordingly, future revenue from this new service offering will increase the proportion of total revenue derived from services. To the extent that prospective customers elect to purchase the hosted service rather than an on-premises MeetingPlace system, our product revenue could be adversely affected.

             We sell our MeetingPlace products primarily through our direct sales force and, to a lesser extent, through indirect distribution channels. The majority of our revenue is derived from Fortune 1000 companies, many of which initially purchase MeetingPlace servers and later expand deployment of our products as they require additional capacity for voice and web conferencing. In 1997, we expanded into international markets by opening a sales and support office in the United Kingdom and establishing distributor relationships in Hong Kong and Singapore, and in 1998, we established a distributor relationship in Australia. While we intend to increase sales through indirect channels and internationally, we cannot assure you that we will be successful. In 1998, we expanded the breadth of our support services by establishing a consulting services group to provide expanded implementation services, system management services and customized project consulting. In 1999, we opened a sales and support office in Singapore. In addition, in 1999 and 2000, we increased our distribution partners to include global partnerships, application service providers and partners focused on the U.S. federal government.

             Total cost of revenue consists of component and materials costs, direct labor costs, warranty costs, royalties and overhead related to manufacturing of our products, as well as materials, travel and labor costs related to personnel engaged in our service operations. Product gross margin is impacted by the proportion of product revenue derived from software sales, which typically carry higher margins than hardware sales, and from indirect distribution channels, which typically carry lower margins than direct sales. Service gross margin is impacted by the mix of services we provide, which have different levels of profitability, and the efficiency with which we provide support to our customers. We record an allowance for excess and obsolete inventory by identifying inventory components either considered excess based on estimates of future usage or obsolete due to changes in our products. As a result of technological changes, our products may become obsolete or we could be required to redesign our products.

Results Of Operations

             The following table lists, for the periods indicated, the percentage of total revenue of each line item from our condensed consolidated statement of operations to total revenues:

	Three Months Ended March 31,
	2001	2000
Revenue:
Product	60.3%	71.3%
Service	39.7%	28.7%
Total revenue	100.0%	100.0%
Cost of revenue:
ProductF	9.9%	11.8%
Service	24.6%	14.7%
Total cost of revenue	34.5%	26.5%
Gross profit	65.5%	73.5%
Operating expenses:
Research and development	17.2%	15.0%
Marketing and sales	55.0%	42.3%
General and administrative	12.2%	8.0%
Total operating expenses	84.4%	65.3%
Income (loss) from operations	(18.9)%	8.2%
Interest income, net	5.5%	5.7%
Income (loss) before benefit from (provision for) income taxes	(13.4)%	13.9%
Benefit from (provision for) income taxes	4.8%	(5.8)%
Net income (loss)	(8.6)%	8.1%

             Product Revenue

             Product revenue was $6.2 million for the first quarter of 2001, which represented a decrease of 17% when compared to the corresponding period of 2000. The decrease was due primarily to fewer MeetingPlace system sales in an environment of reduced capital spending by our existing and target customers. International sales represented approximately 17% and 13% of product revenue in the three months ended March 31, 2001 and 2000.

             Service Revenue

             Service revenue was $4.1 million for the first quarter of 2001, which represented an increase of 36% when compared to the corresponding period of 2000. The increase was attributable primarily to growth in our customer base during this period, which led to increased sales of support services to new and existing customers, as well as the introduction of additional consulting services such as managed services and expanded implementation and integration services.

             Total Cost of Revenue

             Total cost of revenue was $3.5 million for the first quarter of 2001, which represented an increase of 28% when compared to the corresponding period of 2000. The increase in total cost of revenue was attributable primarily to the increased size of our services staff and the costs of providing services to support an increasingly geographically dispersed customer base, partially offset by lower product cost of revenue as a result of shipping fewer MeetingPlace systems.

             Gross profit was $6.7 million for the first quarter of 2001, as compared to $7.6 million in the corresponding period of 2000. Gross margin was 66% as a percentage of revenue, for the first quarter of 2001, as compared to 74% for the corresponding period of 2000.

             Product gross margin remained constant at 83% as a percentage of product revenue for the first quarter of 2001 and for the corresponding period of 2000. We expect that product gross margin may decrease in the future due in part to potential pricing pressure and an expected increase in the proportion of revenue derived from indirect distribution channels.

             Service gross margin was 38% as a percentage of service revenue for the first quarter of 2001 as compared to 49% for the corresponding period in 2000. We expect that service gross margins will increase over the first quarter of 2001 but will remain below prior year levels as a result of the addition of support personnel, potential pricing pressure and an increase in the mix of lower margin service offerings.

             Research and Development Expenses

             Research and development expenses consist primarily of compensation and related costs for research and development personnel, facilities expenses for testing space and equipment and royalty payments. Research and development expenses were $1.8 million for the first quarter of 2001, which represented an increase of 13% when compared to corresponding period in 2000. As a percentage of total revenues, research and development expenses rose from 15% in the first quarter of 2000 to 17% in the first quarter of 2001. The increase was attributable primarily to the addition of personnel in our research and development organization associated with product development. We expect to continue to make substantial investments in research and development and anticipate that research expenses will continue to increase in absolute dollars.

             Marketing and Sales Expenses

             Marketing and sales expenses consist primarily of promotional expenditures and compensation and related costs for marketing and sales personnel. Marketing and sales expenses were $5.6 million for the first quarter of 2001, which represented an increase of 28% when compared to corresponding period in 2000. As a percentage of total revenues, marketing and sales expenses increased from 42% in the first quarter of 2000 to 55% in the first quarter of 2001. The increase in marketing and sales expenses as a percentage of revenue was due primarily to spending in advance of anticipated revenue. The increase in absolute dollars of $1.2 million for the first quarter year over year, reflected the addition of personnel in our sales and marketing organizations, as well as costs associated with increased selling efforts to develop market awareness of our products and services.

             General and Administrative Expenses

             General and administrative expenses consist primarily of personnel expenses, legal and accounting expenses and other general corporate expenses. General and administrative expenses were $1.2 million for the first quarter of 2001, which represented an increase of 50% when compared to the corresponding period in 2000. As a percentage of total revenues, general and administrative expenses increased from 8% in 2000 to 12% in 2001. The increase in absolute dollars was attributable primarily to the addition of personnel in our general and administrative organization. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional costs related to the anticipated growth of our business.

             Amortization of Deferred Stock Compensation

             In connection with the completion of our initial public offering in May 1999, options granted in the last quarter of 1997, 1998 and the first quarter of 1999 have been considered to be compensatory. Total remaining deferred stock compensation associated with these options as of March 31, 2001 amounted to $509,000. This amount is being amortized based on the remaining vesting period of these options, and we expect amortization of approximately $284,000 over the remainder of 2001 and $225,000 in 2002 related to the options presently outstanding.

             Interest Income, Net

             Interest income, net of interest expense, was $565,000 for the first quarter of 2001, compared to interest income, net of interest expense, of $587,000 for the corresponding period in 2000. Interest expense was related to obligations under capital leases and equipment loans. The decrease in net interest income was attributable primarily to lower market interest rates.

             Benefit from (Provision for) Income Taxes

             For the quarter ended March 31, 2001, the benefit from income taxes was $492,000, compared to a provision of $596,000 in the quarter ended March 31, 2000. Our effective tax rate was approximately 36% for the first quarter of 2001 and approximately 41% for the same period in 2000. The decline in the effective rate was due to certain minimum taxes which offset the benefit from income taxes on a net loss in 2001.

Liquidity and Capital Resources

             In May 1999, we completed an initial public offering of common stock, resulting in net proceeds to us of approximately $33.8 million. As of March 31, 2001, we had $37.6 million of cash, cash equivalents and investments, which represented 59% of total assets.

             Cash used in operating activities was $2.2 million during the first three months of 2001, compared to cash provided by operating activities of $1.3 million in the same period of 2000. Cash used in operating activities increased in 2001 due to a net loss and an increase in accounts receivable, partially offset by an increase in deferred revenue and adjustments for non–cash items.

             Cash used in investing activities in the first three months of 2001 was $3.0 million, which consisted primarily of the purchase of marketable securities of $16.5 million and purchase of property and equipment of $742,000, partially offset by maturities of marketable securities. For the first three months in 2000, cash used in investing activities was $4.3 million which consisted primarily of the purchase of marketable securities of $13.4 million and purchase of property and equipment of $1.1 million, partially offset by maturities of marketable securities.

             Cash used in financing activities in the first three months of 2001 of $71,000 consisted primarily of payments on obligations under capital leases and notes payable of $94,000 partially offset by the proceeds from issuance of common stock under employee benefit plans. For the first three months of 2000, cash used in financing activities of $19,000 primarily consisted of payments on obligations under capital leases and notes payable of $159,000, partially offset by the proceeds from issuance of common stock under employee benefit plans.

             We believe that our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Impact of Recently Issued Accounting Standards

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to any derivatives.  In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133."  SFAS No. 137 deferred the effective date until fiscal years commencing after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. Adoption of SFAS No. 133 did not have a material impact on the Company's financial condition or results of operations as currently conducted.

Factors That May Affect Future Results

             In addition to the other information in this report, the following factors should be considered carefully in evaluating the Company’s business and prospects:

             Our future profitability is uncertain due to our limited operating history. We have a limited operating history and cannot assure you that our revenue will continue to grow or that we will return to profitability in the future. Our financial statements must be considered in light of the risks and uncertainties encountered by companies in the early stages of development. We rely substantially on sales of our MeetingPlace products, which have limited market acceptance.

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

             Additionally, we expect to expand our service offerings by providing hosted services to our customers.  Accordingly, future revenue from this new service offering will increase the proportion of total revenue derived from services.  To the extent that prospective customers elect to purchase the hosted service rather than an on-premises MeetingPlace system, our product revenue could be adversely affected.

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

•            private branch exchange, or PBX, vendors that sell systems with voice conferencing capabilities, such as Lucent Technologies Inc. and Nortel Networks; and

•            companies that offer web–based voice and data conferencing products.

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

             Our market is in an early stage of development, and our products may not be adopted. If the market for our integrated voice and web conferencing products fails to grow or grows more slowly than we anticipate, we may not be able to increase revenues or return to profitability. The market for integrated real–time voice and web conferencing is relatively new and rapidly evolving. Our ability to remain profitable depends in large part on the widespread adoption by end users of real–time voice and web conferencing.

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

             Our sales cycle is lengthy and unpredictable. Any delay in sales of our products could cause our quarterly revenue and operating results to fluctuate. The typical sales cycle of our products is lengthy, generally between six to nine months, unpredictable, and involves significant investment decisions by prospective customers, as well as our education of potential customers regarding the use and benefits of our products. Furthermore, many of our prospective customers have neither budgeted expenses for voice and web conferencing systems nor have personnel specifically dedicated to procurement and implementation of these conferencing systems. As a result, our customers spend a substantial amount of time before purchasing our products in performing internal reviews and obtaining capital expenditure approvals. We cannot be certain that this cycle will not lengthen in the future. The emerging and evolving nature of the real–time voice and web conferencing market may lead to confusion in the market, which may cause prospective customers to postpone their purchase decisions.

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

             Our products may suffer from defects, errors or breaches of security. Software and hardware products as complex as ours are likely to contain undetected errors or defects, especially when first introduced or when new versions are released. Any errors or defects that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our customer relationships or reputation, and increased service and warranty cost. Our products may not be free from errors or defects after commercial shipments have begun, and we are aware of instances in which some of our customers have experienced product failures or errors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

             Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. The portfolio includes only marketable securities with maturities of three to 24 months and with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign currencies and therefore are not subject to foreign currency risk on such investments.

             The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio at March 31, 2001 (in thousands).

	2001	2002	Total

Mutual fund	$107	$—	$107
Average interest rate	5.06%	—	5.06%
Certificates of deposit	$3,000	$—	$3,000
Average interest rate	6.72%	—	6.72%
Corporate notes and bonds	$9,220	$6,462	$15,682
Average interest rate	6.94%	5.50%	6.35%

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

PART II.           OTHER INFORMATION

Item 1. Legal Proceedings—Not Applicable.

Item 2. Changes in Securities and Use of Proceeds.

             On May 6, 1999, in connection with the Company’s initial public offering, a Registration Statement on Form S–1 (No. 333–72935) was declared effective by the Securities and Exchange Commission, pursuant to which 3,125,000 shares of the Company’s Common Stock were offered and sold for the account of the Company at a price of $12.00 per share, generating gross offering proceeds of $37.5 million. The managing underwriters were Credit Suisse First Boston Corporation, Hambrecht & Quist LLC and Dain Rauscher Wessels. After deducting approximately $2.6 million in underwriting discounts and $1.1 million in other related expenses, the net proceeds of the offering were approximately $33.8 million. The Company has not yet used any of the funds from the initial public offering, and the $33.8 million has been invested in investment grade, interest bearing securities. The Company intends to use such remaining proceeds for capital expenditures, including the acquisition of redundant computer and communication systems, and for general corporate purposes, including working capital to fund increased accounts receivable and inventory levels.

Item 3. Defaults Upon Senior Securities—Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders—Not Applicable.

Item 5. Other Information—Not Applicable.

Item 6. Exhibits and Reports on Form 8–K.

             (a)         Reports on Form 8–K—None
                           _____________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Latitude Communications, Inc.

	By:	/s/ RICK M. MCCONNELL
Rick M. McConnell Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 15, 2001