Form 10-Q
period 2001-06-30
LATITUDE COMMUNICATIONS INC
filed 2001-08-14
CIK 1078425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

             As of July 31, 2001, there were 19,414,000 shares of the registrant’s Common Stock outstanding.

INDEX

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

Condensed consolidated balance sheets at June 30, 2001 and December 31, 2000

Condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2001 and 2000; and for the six months ended June 30, 2001 and 2000

Condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000

Notes to condensed consolidated financial statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings

	Item 2.	Changes in Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits and Reports on Form 8–K

SIGNATURE

PART I.            FINANCIAL INFORMATION
Item 1.              Financial Statements.

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	June 30, 2001	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$15,481	$23,993
Short–term investments	8,699	14,203
Accounts receivable, net	5,492	10,044
Inventory	2,173	1,662
Prepaids and other assets	2,282	2,790
Deferred tax asset	2,779	2,779

Total current assets	36,906	55,471
Property and equipment, net	4,653	4,062
Long–term investments	14,789	2,301
Deferred tax asset	2,697	794
Deposits and other long-term assets	580	530

Total assets	$59,625	$63,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,106	$875
Accrued liabilities	4,463	3,565
Deferred revenue	4,960	6,434
Current portion of long–term debt	316	362

Total current liabilities	10,845	11,236
Long–term debt	—	106

Total liabilities	10,845	11,342

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 5,000 shares at June 30, 2001 and December 31, 2000
Issued and outstanding: No shares at June 30, 2001 and December 31, 2000	—	—
Common stock, $0.001 par value
Authorized: 75,000 shares at June 30, 2001 and December 31, 2000
Issued and outstanding: 19,414 and 19,302 shares at June 30, 2001 and December 31, 2000, respectively	19	19
Additional paid–in capital	57,889	57,675
Notes receivable from common stockholders	(8)	(10)
Deferred stock compensation	(408)	(620)
Accumulated other comprehensive income (loss)	(4)	46
Accumulated deficit	(8,708)	(5,294)

Total stockholders’ equity	48,780	51,816

Total liabilities and stockholders’ equity	$59,625	$63,158

The accompanying notes are an integral part of these condensed consolidated financial statements

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(LOSS)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000
Revenue:
Product	$2,984	$8,306	$9,140	$15,694
Service	5,269	3,383	9,329	6,360

Total revenue	8,253	11,689	18,469	22,054
Cost of revenue:
Product	661	1,506	1,677	2,732
Service (includes non-cash stock compensation of $2, $3, $4 and $22, respectively)	2,642	1,781	5,154	3,302

Total cost of revenue	3,303	3,287	6,831	6,034

Gross profit	4,950	8,402	11,638	16,020

Operating expenses:
Research and development (includes non-cash stock compensation of $17, $19, $35 and $39, respectively)	1,413	1,589	3,171	3,141
Marketing and sales (includes non-cash stock compensation of $11, $26, $22 and $51, respectively)	5,150	5,009	10,766	9,394
General and administrative (includes non-cash stock compensation of $65, $67, $130 and $130, respectively)	1,914	1,027	3,160	1,855
Restructuring charge	870	—	870	—

Total operating expenses	9,347	7,625	17,967	14,390

Income (loss) from operations	(4,397)	777	(6,329)	1,630
Interest income, net	484	582	1,049	1,169

Income (loss) before benefit from (provision for) income tax	(3,913)	1,359	(5,280)	2,799
Benefit from (provision for) income tax	1,374	(560)	1,866	(1,156)

Net income (loss)	$(2,539)	$799	$(3,414)	$1,643

Other comprehensive income (loss), net of tax—
Unrealized gain (loss) on securities	(57)	182	(33)	(117)
Cumulative translation adjustment	(1)	—	(17)	—

Comprehensive income (loss)	$(2,597)	$981	$(3,464)	$1,526

Net income (loss) per share—basic	$(0.14)	$0.04	$(0.18)	$0.09

Shares used in per share calculation—basic	18,752	18,692	18,749	18,677

Net income (loss) per share—diluted	$(0.14)	$0.04	$(0.18)	$0.08

Shares used in per share calculation—diluted	18,752	19,812	18,749	19,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

Cash flows from operating activities:
Net income (loss)	$(3,414)	$1,643
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,189	775
Amortization of capitalized software	229	—
Provision for excess and obsolete inventory	—	258
Provision for doubtful accounts	650	139
Amortization of deferred stock compensation	191	242
Deferred income taxes	(1,866)	—
Changes in operating assets and liabilities:
Accounts receivable	3,902	(4,971)
Inventory	(511)	(404)
Prepaids and other assets	279	(487)
Accounts payable	231	868
Accrued liabilities	898	183
Deferred revenue	(1,474)	508

Net cash provided by (used in) operating activities	303	(1,246)

Cash flows from investing activities:
Purchases of property and equipment	(1,780)	(1,790)
Purchases of available for sale securities	(29,595)	(21,532)
Maturities of available for sale securities	22,525	16,726
Increase in deposits and other long-term assets	(50)	(104)

Net cash used in investing activities	(8,900)	(6,700)

Cash flows from financing activities:
Proceeds from issuance of common stock	216	674
Repayment of notes payable and capital lease obligations	(152)	(334)
Other	21	34

Net cash provided by financing activities	85	374

Net decrease in cash and cash equivalents	(8,512)	(7,572)
Cash and cash equivalents, beginning of period	23,993	10,847

Cash and cash equivalents, end of period	$15,481	$3,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Basis of Presentation

             Latitude Communications, Inc. (the "Company") is a leading provider of enterprise e-conferencing solutions. The Company develops, markets and supports its MeetingPlace system and services, which allow companies to conduct virtual meetings and thereby extend decision making processes across the disparate geographic locations of participants. MeetingPlace is designed to be an enterprise-wide resource and to leverage existing technologies such as telephones, cellular phones and personal computers. The Company has distributed its product and services through distributors and a direct sales force to companies across many industries in the United States, Europe and Asia.

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

             The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2—Inventory

	June 30,	December 31,
	2001	2000

	(Unaudited)
Raw materials	$1,567	$1,216
Finished goods	606	446

	$2,173	$1,662

Note 3—Recent Accounting Pronouncements

             In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

             In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe that the adoption of SFAS 142 will not have a significant impact on our financial position and results of operations.

Note 4—Net Income Per Share

             Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net income (loss) per share is computed giving effect to all potentially dilutive common shares, including options, warrants and preferred stock.

             A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

	Three Months Ended June 30		Six Months Ended June 30,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)

Net income (loss) per share, basic and diluted:
Numerator for net income (loss), basic and diluted	$(2,539)	$799	$(3,414)	$1,643

Denominator for basic net income (loss) per share:
Weighted average vested common shares outstanding	18,752	18,692	18,749	18,677

Net income (loss) per share basic	$(0.14)	$0.04	$(0.18)	$0.09

Denominator for diluted earnings per share:
Weighted average vested common shares outstanding	18,752	18,692	18,749	18,677
Effect of dilutive securities:
Nonvested common shares	—	402	—	358
Common stock options	—	680	—	899
Warrants	—	38	—	39

Weighted average common and common equivalent shares	18,752	19,812	18,749	19,973

Net income per share diluted	$(0.14)	$0.04	$(0.18)	$0.08

Anti-dilutive securities not included in the calculation of diluted EPS because the Company incurred a net loss:
Nonvested common shares	610	—	567	—

Note 5—Restructuring

             For the quarter ended June 30, 2001, the Company incurred a $870,000 restructuring charge with respect to a plan to restructure its operations by effecting a reduction in the workforce by approximately 40 people, or 17% of its employee base. All functional areas of the Company were affected by the reduction. The affected employees are entitled to severance and other benefits pursuant to our benefits program.  In addition, the charge included reserves for excess facilities and other items. We expect to incur approximately $650,000 of these expenditures during the quarter ending September 30, 2001 and the remainder over the next 12-18 months.

Note 6 – Share Repurchase Program

             On July 24, 2001 the Company’s Board of Directors approved a Share Repurchase Program of up to 1,000,000 shares.  To date, the Company has purchased approximately 77,000 shares under this program.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations.

             This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q include a number of forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as "anticipates," "believes," "expects," "future," and "intends," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks are described in " Factors Affecting Future Operating Results " and elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

             We generate revenue from sales of our MeetingPlace products and from customer support, hosting and consulting services. Revenue derived from product sales constituted 36% of total revenue in the second quarter of 2001 and 71% during the corresponding period of 2000. Product revenue is generally recognized upon shipment if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured, product returns are reasonably estimable and, if applicable, acceptance has been obtained. We calculate an allowance for returns based on historical rates. Service revenue includes revenue from hosting, implementation and integration services, system management services, warranty coverage and customer support. Revenue from hosting, implementation and system integration services is recognized as the services are performed, while revenue from system management services, warranty coverage and customer support is recognized ratably over the period of the contract. Beginning in 2001, we have expanded our service offerings by providing hosted services to our customers. Accordingly, future revenue from this new service offering will increase the proportion of total revenue derived from services. To the extent that prospective customers elect to purchase the hosted service rather than an on-premises MeetingPlace system, our product revenue could be adversely affected.

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

Results Of Operations

             The following table lists, for the periods indicated, the percentage of total revenue of each line item from our condensed consolidated statement of operations to total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue:
Product	36.2%	71.1%	49.5%	71.2%
Service	63.8	28.9	50.5	28.8

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	8.0	12.9	9.1	12.4
Service	32.0	15.2	27.9	14.9

Total cost of revenue	40.0	28.1	37.0	27.3

Gross profit	60.0	71.9	63.0	72.7

Operating expenses:
Research and development	17.1	13.6	17.2	14.2
Marketing and sales	62.5	42.9	58.3	42.7
General and administrative	23.2	8.8	17.1	8.4
Restructuring charge	10.5	0.0	4.7	0.0

Total operating expenses	113.3	65.3	97.3	65.3

Income (loss) from operations	(53.3)	6.6	(34.3)	7.4
Interest income, net	5.9	5.0	5.7	5.3

Income (loss) before benefit from (provision) for income taxes	(47.4)	11.6	(28.6)	12.7

Benefit from (provision for) income taxes	16.6	(4.8)	10.1	(5.2)

Net income (loss)	(30.8)%	6.8%	(18.5)%	7.5%

             Product Revenue

             Product revenue decreased $5.3 million, or 64%, to $3.0 million for the three months ended June 30, 2001 from $8.3 million for the three months ended June 30, 2000. Product revenue decreased $6.6 million, or 42%, to $9.1 million for the six months ended June 30, 2001 from $15.7 million for the six months ended June 30, 2000. The decreases were due primarily to reduced capital spending and longer sales cycles at our existing and potential customers, resulting in fewer MeetingPlace systems sales in the current year.  International sales represented approximately 18.3% and 8.5% of product revenue in the three months ended June 30, 2001 and 2000, respectively and approximately 17.1% and 10.5% of product revenue in the six months ended June 30, 2001 and 2000, respectively.

Service Revenue

             Service revenue increased $1.9 million, or 56%, to $5.3 million for the three months ended June 30, 2001 from $3.4 million for the three months ended June 30, 2000. Service revenue increased $2.9 million, or 47%, to $9.3 million for the six months ended June 30, 2001 from $6.4 million for the six months ended June 30, 2000.  The increases were attributable primarily to growth in our customer base during this period, which led to increased sales of full care support services, as well as the introduction of additional services such as hosted and managed services.

Total Cost of Revenue

             Total cost of revenue was flat at $3.3 million for each of the three months ended June 30, 2001 and 2000.  Total cost of  revenue increased $800,000, or 13%, to $6.8 million for the six months ended June 30, 2001 from $6.0 million for the six months ended June 30, 2000.  The increase in total cost of revenue year to date was attributable primarily to a change in the mix of revenues from higher margin product revenue to somewhat lower margin service revenue and we expect this trend to continue.

             Gross profit decreased $3.4 million, or 41%, to $5.0 million for the three months ended June 30, 2001from $8.4 million for the three months ended June 30, 2000. Gross profit decreased $4.4 million, or 27%, to $11.6 million for the six months ended June 30, 2001 from $16.0 million for the six months ended June 30, 2000.  Gross profit decreased to 60.0% as a percentage of revenue for the three months ended June 30, 2001 from 71.9% for the three months ended June 30, 2000. Gross profit decreased to 63.0% as a percentage of revenue for the six months ended June 30, 2001 from 72.7% for the six months ended June 30, 2000.

             Product gross profit decreased to 77.8% as a percentage of revenue for the three months ended June 30, 2001 from 81.9% for the three months ended June 30, 2000. Product gross profit decreased to 81.7% as a percentage of revenue for the six months ended June 30, 2001 from 82.6% for the six months ended June 30, 2000. We expect that product gross margin may continue to be lower than historical levels in the future due in part to potential pricing pressure as well as overhead costs spread over fewer MeetingPlace systems.

             Service gross profit increased to 49.9% as a percentage of revenue for the three months ended June 30, 2001 from 47.4% for the three months ended June 30, 2000. Service gross profit decreased to 44.8% as a percentage of revenue for the six months ended June 30, 2001 from 48.1% for the six months ended June 30, 2000.  Service gross profit was higher than usual during the three months ended June 30, 2001 due to increased installation revenue during the quarter.

Research and Development Expenses

             Research and development expenses consist primarily of compensation and related costs for research and development personnel, facilities expenses for testing space and equipment and purchased software. Research and development expenses decreased $200,000, or 11%, to $1.4 million for the three months ended June 30, 2001 from $1.6 million for the three months ended June 30, 2000. Research and development expenses increased $100,000, or 1%, to $3.2 million for the six months ended June 30, 2001 from $3.1 million for the three months ended June 30, 2000.  As a percentage of total revenues, research and development expenses were 17.1% and 13.6% for the three months ended June 30, 2001 and 2000 and were 17.2% and 14.2% for the six months ended June 30, 2001 and 2000. The increase in research and development expenses as a percentage of total revenues was due primarily to a decline in total revenues. We expect to continue to make substantial investments in research and development and anticipate that research expenses will increase in absolute dollars.

Marketing and Sales Expenses

             Marketing and sales expenses consist primarily of promotional expenditures and compensation and related costs for marketing and sales personnel. Marketing and sales expenses increased $200,000, or 3%, to $5.2 million for the three months ended June 30, 2001 from $5.0 million for the three months ended June 30, 2000. Marketing and sales expenses increased $1.4 million, or 15%, to $10.8 million for the six months ended June 30, 2001 from $9.4 million for the six months ended June 30, 2000. As a percentage of total revenues, marketing and sales expenses were 62.5% and 42.9% for the three months ended June 30, 2001 and 2000 and were 58.3% and 42.7% for the six months ended June 30, 2001 and 2000. The increase in marketing and sales expenses as a percentage of revenue was due primarily to decreased revenue. The increases in absolute dollars reflected the addition of personnel in our sales and marketing organizations, as well as costs associated with increased selling efforts to develop market awareness of our products and services.

General and Administrative Expenses

             General and administrative expenses consist primarily of personnel expenses, legal and accounting expenses and other general corporate expenses. General and administrative expenses increased $900,000, or 86%, to $1.9 million for the three months ended June 30, 2001 from $1.0 million for the three months ended June 30, 2000. General and administrative expenses increased $1.3 million, or 70%, to $3.2 million for the six months ended June 30, 2001 from $1.9 million for the six months ended June 30, 2000. As a percentage of total revenues, general and administrative expenses were 23.2% and 8.8% for the three months ended June 30, 2001 and 2000 and were 17.1% and 8.4% for the six months ended June 30, 2001 and 2000. The increase in both absolute dollars and percentage of revenue was attributable primarily to $650,000 of bad debt expense during the three months ended June 30, 2001.

             Amortization of Deferred Stock Compensation

             In connection with the completion of our initial public offering in May 1999, options granted in the last quarter of 1997, 1998 and the first quarter of 1999 have been considered to be compensatory. Total remaining deferred stock compensation associated with these options as of June 30, 2001 amounted to $408,000. This amount is being amortized based on the remaining vesting period of these options and we expect amortization of approximately $187,000 over the remainder of 2001 and $221,000 in 2002 related to the options presently outstanding.

Interest Income, Net

             Interest income, net of interest expense, decreased 17% to $484,000 for the three months ended June 30, 2001 from $582,000 for the three months ended June 30, 2000. Interest income, net of interest expense, decreased 10% to $1.0 million for the six months ended June 30, 2001 from $1.2 million for the six months ended June 30, 2000. The decrease in net interest income was attributable primarily to lower average yields on our portfolio of cash and investments.

Income Taxes

             For the three months ended June 30, 2001, the benefit from income taxes was $1.4 million, compared to a provision of $560,000 in the three months ended June 30, 2000.  For the six months ended June 30, 2001, the benefit from income taxes was $1.9 million, compared to a provision of $1.2 million in the six months ended June 30, 2000.  Our effective tax rate was approximately (35)% for the three months and six months ended June 30, 2001 and approximately 41% for the three months and six months ended June 30, 2000. The decline in the effective rate was due to certain minimum taxes payable even in a loss situation, which offset the benefit from income taxes otherwise available to offset the net loss in 2001.

Liquidity and Capital Resources

             In May 1999, we completed an initial public offering of common stock, resulting in net proceeds to us of approximately $33.8 million. As of June 30, 2001, we had $39.0 million of cash, cash equivalents and investments, which represented 65% of total assets.

             Cash provided by operating activities was $300,000 for the six months ended June 30, 2001, compared to cash used in operating activities of  $1.2 million in the same period of 2000.  The difference between the net income (loss) for the period and net cash provided by or used in operating activities are non-cash items and changes in components of working capital.

             Cash used in investing activities in the first six months of 2001 was $8.9 million, which consisted primarily of the purchase of investments of $29.6 million and purchase of property and equipment of $1.8 million, partially offset by maturities of investments of $22.5 million. For the first six months in 2000, cash used in investing activities of $6.7 million consisted primarily of the purchase of investments of $21.5 million and purchase of property and equipment of $1.8 million, partially offset by maturities of investments of $16.7 million.

             Cash provided by financing activities in the first six months of 2001 of $85,000 consisted primarily of the proceeds from issuance of common stock under employee benefit plans of $235,000, partially offset by payments on obligations under capital leases and notes payable of $152,000. For the first six months of 2000, cash provided by financing activities of $374,000 consisted primarily of the proceeds from issuance of common stock under employee benefit plans of $674,000, partially offset by payments on obligations under capital leases and notes payable of $334,000.

We believe that our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Impact of Recently Issued Accounting Standards

             In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

             In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe that the adoption of SFAS 142 will not have a significant impact on our financial position and results of operations.

Factors That May Affect Future Results

             In addition to the other information in this report, the following factors should be considered carefully in evaluating the Company’s business and prospects:

             Our future profitability is uncertain due to our limited operating history. We have a limited operating history and cannot assure you that our revenue will grow or that we will return to profitability in the future. Our financial statements must be considered in light of the risks and uncertainties encountered by companies in the early stages of development. We rely substantially on sales of our MeetingPlace products and services, which have limited market acceptance.

             Recent economic developments have caused many companies to reduce headcount and overhead expenses and to reconsider or delay capital expenditures. This has had, and may continue to have, an adverse effect on our ability to grow revenue.

             In addition, we are unable to predict our future product development, sales and marketing, and administrative expenses. To the extent that these expenses increase, we will need to increase revenue to sustain profitability. Our ability to increase revenue and achieve profitability also depends on the other risk factors described in this section.

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

             Additionally, we are expanding our service offerings by providing hosted services to our customers. Accordingly, future revenue from this new service offering will increase the proportion of total revenue derived from services. To the extent that prospective customers elect to purchase the hosted service rather than an on-premises MeetingPlace system, our product revenue could be adversely affected.

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

             Our market is highly competitive. Because of intense market competition, we may not be successful. Currently, our principal competitors include:

•	major telecommunications carriers that operate service bureaus for voice conferencing, such as AT&T Corp., MCI Worldcom, Inc. and Sprint Corporation;

•	private branch exchange, or PBX, vendors that sell systems with voice conferencing capabilities, such as Lucent Technologies Inc. and Nortel Networks; and

•	companies that offer web–based voice and data conferencing products and services.

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

             In addition, we expect competition to persist and intensify in the future, which could adversely affect our ability to increase sales, penetrate new markets and maintain average selling prices. In the future, we may experience competition from potential competitors that include:

•	networking companies, such as Cisco Systems, Inc., 3Com Corporation, Lucent Technologies Inc. and Nortel Networks that are focusing on enabling the transmission of voice over the Internet and that may offer voice and web conferencing functionality; and

•	collaborative software providers, such as Microsoft Corporation and Lotus Development Corporation, that are focusing on web conferencing products and that may in the future incorporate voice conferencing functionality into their products.

             Our market is in an early stage of development, and our products and services may not be adopted. If the market for our integrated voice and web conferencing products and services fails to grow or grows more slowly than we anticipate, we may not be able to increase revenues or return to profitability. The market for integrated real–time voice and web conferencing is relatively new and rapidly evolving. Our ability to be profitable depends in large part on the widespread adoption by end users of real–time voice and web conferencing.

             We will have to devote substantial resources to educate prospective customers about the uses and benefits of our products and services. In addition, businesses that have invested substantial resources in other conferencing products may be reluctant or slow to adopt our products, which might replace or compete with their existing systems. Our efforts to educate potential customers may not result in our products achieving market acceptance.

             Rapid technological changes could cause our products and services to become obsolete or require us to redesign our products. The market in which we compete is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and emerging industry standards. In particular, we expect that the growth of the Internet and Internet–based telephony applications, as well as general technology trends such as migrations to new operating systems, will require us to adapt our product to remain competitive. This adaptation could be costly and time–consuming. Our products and services could become obsolete and unmarketable if products and services using new technologies are introduced and new industry standards emerge. For example, the widespread acceptance of competing technologies, such as video conferencing and the transmission of voice over the Internet, could diminish demand for our current products and services. As a result, the life cycle of our products and services is difficult to estimate.

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

             Our sales cycle is lengthy and unpredictable. Any delay in sales of our products and services could cause our quarterly revenue and operating results to fluctuate. The typical sales cycle of our products is lengthy, generally between six to nine months, unpredictable, and involves significant investment decisions by prospective customers, as well as our education of potential customers regarding the use and benefits of our products. Furthermore, many of our prospective customers have neither budgeted expenses for voice and web conferencing systems nor have personnel specifically dedicated to procurement and implementation of these conferencing systems. As a result, our customers spend a substantial amount of time before purchasing our products in performing internal reviews and obtaining capital expenditure approvals. We cannot be certain that this cycle will not lengthen in the future. The emerging and evolving nature of the real–time voice and web conferencing market may lead to confusion in the market, which may cause prospective customers to postpone their purchase decisions.

             If we fail to expand our sales and distribution channels, our business could suffer. If we are unable to expand our sales and distribution channels, we may not be able to increase revenue or achieve market acceptance of our MeetingPlace product. We plan to recruit additional sales personnel who will require training and take time to achieve full productivity, and there is strong competition for qualified sales personnel in our business. In addition, we believe that our future success is dependent upon establishing successful relationships with a variety of distribution partners. To date, we have entered into agreements with only a small number of these distribution partners. We cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that these distribution partners will devote adequate resources to selling our products. Furthermore, if our distribution partners fail to adequately market or support our products, the reputation of our products in the market may suffer. In addition, we will need to manage potential conflicts between our direct sales force and third–party reselling efforts.

             Our ability to expand into international markets is uncertain. We intend to continue to expand our operations into new international markets. In addition to general risks associated with international expansion, such as foreign currency fluctuations and political and economic instability, we face the following risks and uncertainties any of which could prevent us from selling our products and services in a particular country or harm our business operations once we have established operations in that country:

•	the difficulties and costs of localizing products and services for foreign markets, including the development of multilingual capabilities in our MeetingPlace system;

•	the need to modify our products to comply with local telecommunications certification requirements in each country; and

•	our lack of a direct sales presence in other countries, our need to establish relationships with distribution partners to sell our products in these markets and our reliance on the capabilities and performance of these distribution partners.

             If we fail to integrate our products with third–party technology, our sales could suffer. Our products and services are designed to integrate with our customers’ data and voice networks, as well as with enterprise applications such as browsers and collaborative software applications. If we are unable to integrate our products and services with these networks and systems, sales of our products and services could suffer.

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

             We may experience difficulties managing our future growth. We expect that any future growth may strain our management systems and resources, which could hinder our ability to continue to grow in the future. We may also experience difficulties meeting the demand for our products and services. If we are unable to provide training and support for our products, the implementation process will be longer and customer satisfaction may be lower.

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

             The loss of our right to use technology licensed to us by third parties could harm our business. We license technology that is incorporated into our products and services from third parties, including digital signal processing algorithms and the MeetingPlace server’s operating system and relational database. Any interruption in the supply or support of any licensed software could disrupt our operations and delay our sales, unless and until we can replace the functionality provided by this licensed software. Because our products incorporate software developed and maintained by third parties, we depend on these third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost–effective basis and respond to emerging industry standards and other technological changes.

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

             Our products and services may suffer from defects, errors or breaches of security. Software and hardware products and services as complex as ours are likely to contain undetected errors or defects, especially when first introduced or when new versions are released. Any errors or defects that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our customer relationships or reputation and increased service and warranty cost. Our products and services may not be free from errors or defects after commercial shipments have begun, and we are aware of instances in which some of our customers have experienced product failures or errors.

             Many of our customers conduct confidential conferences, and transmit confidential data, using MeetingPlace. Concerns over the security of information sent over the Internet and the privacy of its users may inhibit the market acceptance of our products. In addition, unauthorized users in the past have gained, and in the future may be able to gain, access to our customers’ MeetingPlace systems or our hosted services. Any compromise of security could deter people from using MeetingPlace and could harm our reputation and business and result in claims against us.

             In 2001, we have expanded our service offerings to include hosted services for our customers. The success of our hosted services will depend on the efficient and uninterrupted operation of our computer and communication hardware and software systems. In addition, some of our communications hardware and software for our services businesses are hosted at third party co-location facilities.  These systems and operations are vulnerable to damage or interruption as a result of human error, telecommunications failures, break-ins, acts of vandalism, computer viruses and natural disasters. Systems failure or damage could cause an interruption of our services and result in loss of customers, difficulties in attracting new customers and could adversely impact our operating results.  In addition, if the number of customers who purchase our hosted services increases over time, our systems must be able to accommodate increased usage. If we are unable to increase our capacity to accommodate growth in usage, we could encounter system performance issues, which could harm our relationships with customers and our reputation.

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

             We are subject to government regulation, and our failure to comply with these regulations could harm our business. Our products are subject to a wide variety of safety, emissions and compatibility regulations imposed by governmental authorities in the United States or in other countries in which we sell our products and services. If we are unable to obtain necessary approvals or maintain compliance with the regulations of any particular jurisdiction, we may be prohibited from selling our products in that territory. In addition, to sell our products and services in many international markets, we are required to obtain certifications that are specific to the local telephony infrastructure.

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

             The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio at June 30, 2001 (in thousands).

	2001	2002	2003	Total

Mutual fund	$108	$—	$—	$108
Average interest rate	3.72%	—	—	3.72%
Corporate notes and bonds	$6,569	$9,310	$4,511	$20,390
Average interest rate	7.04%	5.17%	4.58%	5.64%
Federal agencies	$—	$—	$2,990	$2,990
Average interest rate	—	—	4.28%	4.28%

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

Item 3.              Defaults Upon Senior Securities—Not Applicable.

Item 4.              Submission of Matters to a Vote of Security Holders.

             On June 7, 2001, the Company held its 2001 annual meeting of stockholders.  The following summarizes the matters submitted to a vote of the stockholders:

1.	The ratification of the appointment of PricewaterhouseCoopers, LLP as the Company’s independent accountants for the fiscal year ending December 31, 2001. In Favor: 16,144,287; Withheld: 68,564

Item 5.              Other Information—Not Applicable.

Item 6.              Exhibits and Reports on Form 8–K.

(a)	Exhibits—None

(b)	Reports on Form 8–K—None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Latitude Communications, Inc.

	By:	/s/ RICK M. MCCONNELL

Rick M. McConnell
Vice President of Finance and
Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 14, 2001