Form 10-Q
period 2001-09-30
LATITUDE COMMUNICATIONS INC
filed 2001-11-14
CIK 1078425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

As of November 5, 2001, there were 19,388,000 shares of the registrant’s Common Stock outstanding.

INDEX

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

Condensed consolidated balance sheets at September 30, 2001 and December 31, 2000

Condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2001 and 2000; and for the nine months ended September 30, 2001 and 2000

Condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000

Notes to condensed consolidated financial statements

	Item 2.	Management’s Discussion and Analysis of Financial Conditionand Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings

	Item 2.	Changes in Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits and Reports on Form 8K

SIGNATURE

PART I.         FINANCIAL INFORMATION

Item 1.            Financial Statements.

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2001	December 31, 2000
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$15,191	$23,993
Short–term investments	8,948	14,203
Accounts receivable, net	6,485	10,044
Inventory	2,015	1,662
Prepaids and other assets	2,102	2,790
Deferred tax assets	2,751	2,779
Total current assets	37,492	55,471
Property and equipment, net	4,907	4,062
Long–term investments	10,044	2,301
Deferred tax assets	3,990	794
Deposits and other long-term assets	1,010	530
Total assets	$57,443	$63,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$624	$875
Accrued liabilities	5,037	3,565
Deferred revenue	5,180	6,434
Current portion of long–term debt	257	362
Total current liabilities	11,098	11,236
Long–term debt	—	106
Total liabilities	11,098	11,342

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 5,000 shares at September 30, 2001 and December 31, 2000
Issued and outstanding: No shares at September 30, 2001 and December 31, 2000	—	—
Common stock, $0.001 par value
Authorized: 74,860 and 75,000 shares at September 30, 2001 and December 31, 2000, respectively
Issued and outstanding: 19,284 and 19,302 shares at September 30, 2001 and December 31, 2000, respectively	19	19
Additional paid–in capital	57,645	57,675
Notes receivable from common stockholders	(5)	(10)
Deferred stock compensation	(301)	(620)
Accumulated other comprehensive income	160	46
Accumulated deficit	(11,173)	(5,294)
Total stockholders’ equity	46,345	51,816
Total liabilities and stockholders’ equity	$57,443	$63,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue:
Product	$1,640	$6,413	$10,780	$22,107
Service	4,984	3,750	14,313	10,110
Total revenue	6,624	10,163	25,093	32,217
Cost of revenue:
Product	651	990	2,328	3,722
Service (includes non-cash stock compensation of $2, $2, $6 and $24, respectively)	2,761	1,976	7,915	5,278
Total cost of revenue	3,412	2,966	10,243	9,000
Gross profit	3,212	7,197	14,850	23,217

Operating expenses:
Research and development (includes non-cash stock compensation of $16, $18, $51 and $57, respectively)	1,425	1,342	4,596	4,483
Marketing and sales (includes non-cash stock compensation of $23, $24, $45 and $75, respectively)	4,635	4,889	15,401	14,283
General and administrative (includes non-cash stock compensation of $63, $68, $193 and $198, respectively)	1,332	1,013	4,492	2,868
Restructuring charge	—	—	870	—
Total operating expenses	7,392	7,244	25,359	21,643
Income (loss) from operations	(4,180)	(47)	(10,509)	1,583
Interest income, net	387	600	1,436	1,769
Income (loss) before benefit from (provision for) income tax	(3,793)	553	(9,073)	3,352
Benefit from (provision for) income tax	1,328	(253)	3,194	(1,409)

Net income (loss)	$(2,465)	$300	$(5,879)	$1,943

Other comprehensive income, net of tax—
Unrealized gain on securities	147	178	115	61

Cumulative translation adjustment	(27)	—	(3)	—

Comprehensive income (loss)	$(2,345)	$478	$(5,767)	$2,004

Net income (loss) per share—basic	$(0.13)	$0.02	$(0.30)	$0.10

Shares used in per share calculation—basic	19,415	18,718	19,411	18,693

Net income (loss) per share—diluted	$(0.13)	$0.02	$(0.30)	$0.10

Shares used in per share calculation—diluted	19,415	19,827	19,411	19,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(5,879)	$1,943
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,869	1,240
Amortization of capitalized software	416	—
Provision for excess and obsolete inventory	—	258
Provision for doubtful accounts	800	139
Amortization of deferred stock compensation	295	354
Deferred income taxes	(3,230)	—
Change in deferred revenue	(1,254)	280
Changes in operating assets and liabilities:
Accounts receivable	(2,745)	(4,778)
Inventory	(353)	(953)
Prepaids and other assets	272	(726)
Accounts payable	(251)	(77)
Accrued liabilities	1,472	1,211
Net cash used in operating activities	(3,098)	(1,109)

Cash flows from investing activities:
Purchases of property and equipment	(2,714)	(2,489)
Purchases of available for sale securities	(32,787)	(26,649)
Maturities of available for sale securities	30,475	33,626
Increase in deposits and other long-term assets	(480)	(97)
Net cash provided by (used in) investing activities	(5,506)	4,391

Cash flows from financing activities:
Proceeds from issuance of common stock	205	863
Repurchase of common stock	(197)	—
Repayment of notes receivable from common stockholders	5	51
Repayment of notes payable and capital lease obligations	(211)	(428)
Other	—	(20)
Net cash provided by (used in) financing activities	(198)	466

Net decrease in cash and cash equivalents	(8,802)	(3,748)
Cash and cash equivalents, beginning of period	23,993	10,847
Cash and cash equivalents, end of period	$15,191	$14,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Basis of Presentation

Latitude Communications, Inc. (the "Company") is a leading provider of enterprise e-conferencing solutions. The Company develops, markets and supports its MeetingPlace system and services, which enables real-time collaboration through meetings via Web browsers, groupware applications such as Outlook and Notes, and PSTN and IP phones. MeetingPlace also allows users to share and edit live documents, record, and access meeting content. Highly scalable and designed to be deployed as part of a company's standard communications infrastructure, MeetingPlace can support tens of thousands of users. The Company distributes its product and services through distributors and a direct sales force to companies across many industries in the United States, Europe and Asia.

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

Note 2—Recent Accounting Pronouncements

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”. SFAS 143 requires, among other things, retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over its useful life. SFAS 143 will be adopted by the Company in the first quarter of fiscal 2002 and is not expected to have a significant impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less selling costs. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are required to be adopted during the Company’s fiscal year beginning January 1, 2002. The Company does not expect the adoption of SFAS 144 to have a significant impact on its financial position or results of operations.

Note 3—Inventory

	September 30, 2001	December 31, 2000
	(Unaudited)
Raw materials	$1,505	$1,216
Finished goods	510	446
	$2,015	$1,662

Note 4—Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net income (loss) per share is computed giving effect to all potentially dilutive common shares, including options, warrants and preferred stock.

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

	Three Months Ended September 30		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Net income (loss) per share, basic and diluted:
Numerator for net income (loss), basic and diluted	$(2,465)	$300	$(5,879)	$1,943
Denominator for basic net income (loss) per share:
Weighted average vested common shares outstanding	19,415	18,718	19,411	18,693
Net income (loss) per share basic	$(0.13)	$0.02	$(0.30)	$0.10

Denominator for diluted earnings per share:
Weighted average vested common shares outstanding	19,415	18,718	19,411	18,693
Effect of dilutive securities:
Nonvested common shares	—	419	—	379
Common stock options	—	657	—	819
Warrants	—	33	—	38
Weighted average common and common equivalent shares	19,415	19,827	19,411	19,929

Net income per share diluted	$(0.13)	$0.02	$(0.30)	$0.10
Securities not included in the calculation of diluted EPS because the effect is anti-dillutive:
Nonvested common shares	77	—	403	—

Note 5—Restructuring

During the quarter ended June 30, 2001, the Company initiated a restructuring program. As a part of this restructuring program, the Company recorded costs and other charges of $870,000 classified as operating expenses.  Of this amount, $442,000 related to a reduction in the workforce by approximately 40 regular employees across all functional areas of the Company, $228,000 related primarily to non-cancellable lease costs arising from the consolidation of excess facilities and $200,000 related to asset write-offs.

 A summary of the restructuring costs is as follows (in thousands):

	Severance and Benefits	Facilities and Other Charges	Asset Write-Offs	Total

Restructuring reserve balance at June 30, 2001	$442	$228	$200	$870

Cash paid during the quarter	(222)	(35)	—	(257)
Non-cash charges	(31)	—	(200)	(231)
Restructuring reserve balance at September 30, 2001	$189	$193	$—	$382

The remaining cash expenditures relating to workforce reductions, and other charges will be substantially paid in the fourth quarter of fiscal 2001. The amounts related to non-cancelable lease costs will be paid over the respective lease terms through fiscal 2003.

Note 6 – Share Repurchase Program

On July 24, 2001 the Company’s Board of Directors approved a Share Repurchase Program of up to 1,000,000 shares of common stock.  As of September 30, 2001, the Company has purchased 140,400 shares under this program at a weighted average cost of $1.41.

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

We generate revenue from sales of our MeetingPlace products and from customer support, hosting and consulting services. Revenue derived from product sales constituted 25% of total revenue in the third quarter of 2001 and 63% during the corresponding period of 2000. Product revenue is generally recognized upon shipment if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured, product returns are reasonably estimable and, if applicable, acceptance has been obtained. We calculate an allowance for returns based on historical rates. Service revenue includes revenue from hosting, implementation and integration services, system management services, warranty coverage and customer support. Revenue from hosting, implementation and system integration services is recognized as the services are performed, while revenue from system management services, warranty coverage and customer support is recognized ratably over the period of the contract. Beginning in 2001, we have expanded our service offerings by providing hosted services to our customers. Accordingly, future revenue from this new service offering will increase the proportion of total revenue derived from services. To the extent that prospective customers elect to purchase the hosted service rather than an on-premises MeetingPlace system, our product revenue could be adversely affected.

We sell our MeetingPlace products and services primarily through our direct sales force and, to a lesser extent, through indirect distribution channels. The majority of our revenue is derived from Fortune 1000 companies, many of which initially purchase MeetingPlace servers and later expand deployment of our products as they require additional capacity for voice and web conferencing. In 1997, we expanded into international markets by opening a sales and support office in the United Kingdom and establishing distributor relationships in Hong Kong and Singapore, and in 1998, we established a distributor relationship in Australia. While we intend to increase sales through indirect channels and internationally, we cannot assure you that we will be successful. In 1998, we expanded the breadth of our support services by establishing a consulting services group to provide expanded implementation services, system management services and customized project consulting. In 1999, we opened a sales and support office in Singapore. In addition, in 1999 and 2000, we increased our distribution partners to include global partnerships, application service providers and partners focused on the U.S. federal government.

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

Results Of Operations

The following table lists, for the periods indicated, the percentage of total revenue of each line item from our condensed consolidated statement of operations to total revenues:

	Three Months Ended September 30,		Nine months Ended September 30,
	2001	2000	2001	2000
Revenue:
Product	24.8%	63.1%	43.0%	68.6%
Service	75.2	36.9	57.0	31.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	9.8	9.7	9.3	11.5
Service	41.7	19.5	31.5	16.4
Total cost of revenue	51.5	29.2	40.8	27.9
Gross profit	48.5	70.8	59.2	72.1

Operating expenses:
Research and development	21.5	13.2	18.3	13.9
Marketing and sales	70.0	48.1	61.4	44.4
General and administrative	20.1	10.0	17.9	8.9
Restructuring charge	0.0	0.0	3.4	0.0
Total operating expenses	111.6	71.3	101.0	67.2
Income (loss) from operations	(63.1)	(0.5)	(41.8)	4.9
Interest income, net	5.9	5.9	5.7	5.5
Income (loss) before benefit from (provision) for income taxes	(57.2)	5.4	(36.1)	10.4
Benefit from (provision for) income taxes	20.0	(2.5)	12.7	(4.4)
Net income (loss)	(37.2)%	2.9%	(23.4)%	6.0%

Product Revenue

Product revenue decreased $4.8 million, or 74%, to $1.6 million for the three months ended September 30, 2001 from $6.4 million for the three months ended September 30, 2000. Product revenue decreased $11.3 million, or 51%, to $10.8 million for the nine months ended September 30, 2001 from $22.1 million for the nine months ended September 30, 2000. The decreases were due primarily to reduced capital spending and longer sales cycles at our existing and potential customers, resulting in fewer MeetingPlace systems sales in the current year.  These factors were magnified in the quarter ended September 30, 2001 by the terrorist attacks of September 11, 2001.  International sales represented approximately 35.2% and 4.8% of product revenue in the three months ended September 30, 2001 and 2000, respectively, and approximately 19.8% and 8.9% of product revenue in the nine months ended September 30, 2001 and 2000, respectively. The increase in the percentage of international product revenue is primarily due to the decline in total revenue.

Service Revenue

Service revenue increased $1.2 million, or 33%, to $5.0 million for the three months ended September 30, 2001 from $3.8 million for the three months ended September 30, 2000. Service revenue increased $4.2 million, or 42%, to $14.3 million for the nine months ended September 30, 2001 from $10.1 million for the nine months ended September 30, 2000.  The increases were attributable primarily to growth in our customer base during this period, which led to increased sales of full care support services, as well as the introduction of additional services such as hosted and managed services. We expect service revenue to continue to increase in absolute dollars.

Total Cost of Revenue

Total cost of revenue increased $400,000, or 15%, to $3.4 million for the three months ended September 30, 2001 from $3.0 million for the three months ended September 30, 2000.  Total cost of  revenue increased $1.2 million or 14%, to $10.2 million for the nine months ended September 30, 2001 from $9.0 million for the nine months ended September 30, 2000.  The increase in total cost of revenue year to date was attributable primarily to a change in the mix of revenues from higher margin product revenue to lower margin service revenue, and we expect this trend to continue.

Gross profit decreased $4.0 million, or 55%, to $3.2 million for the three months ended September 30, 2001 from $7.2 million for the three months ended September 30, 2000. Gross profit decreased $8.4 million, or 36%, to $14.9 million for the nine months ended September 30, 2001 from $23.2 million for the nine months ended September 30, 2000.  Gross profit decreased to 48.5% as a percentage of revenue for the three months ended September 30, 2001 from 70.8% for the three months ended September 30, 2000. Gross profit decreased to 59.2% as a percentage of revenue for the nine months ended September 30, 2001 from 72.1% for the nine months ended September 30, 2000. The decline in gross profit is due to the decline in product revenue.

Product gross profit decreased to 60.3% as a percentage of product revenue for the three months ended September 30, 2001 from 84.6% for the three months ended September 30, 2000. Product gross profit decreased to 78.4% as a percentage of revenue for the nine months ended September 30, 2001 from 83.2% for the nine months ended September 30, 2000. We expect that product gross margin may continue to be lower than historical levels in the future due in part to potential pricing pressure as well as overhead costs spread over fewer MeetingPlace systems.

Service gross profit decreased to 44.6% as a percentage of service revenue for the three months ended September 30, 2001 from 47.3% for the three months ended September 30, 2000. Service gross profit decreased to 44.7% as a percentage of revenue for the nine months ended September 30, 2001 from 47.8% for the nine months ended September 30, 2000.  We expect the future service gross profit percentage to generally range from 44% to 50% of service revenue.

Research and Development Expenses

Research and development expenses consist primarily of compensation and related costs for research and development personnel, facilities expenses for testing space and equipment and purchased software. Research and development expenses increased $100,000, or 6%, to $1.4 million for the three months ended September 30, 2001 from $1.3 million for the three months ended September 30, 2000. Research and development expenses increased $100,000, or 3%, to $4.6 million for the nine months ended September 30, 2001 from $4.5 million for the three months ended September 30, 2000.  As a percentage of total revenues, research and development expenses were 21.5% and 13.2% for the three months ended September 30, 2001 and 2000 and were 18.3% and 13.9% for the nine months ended September 30, 2001 and 2000. The increase in research and development expenses as a percentage of total revenues was due primarily to a decline in total revenues. We expect to continue to make substantial investments in research and development and anticipate that research expenses will continue to increase in absolute dollars.

Marketing and Sales Expenses

Marketing and sales expenses consist primarily of promotional expenditures and compensation and related costs for marketing and sales personnel. Marketing and sales expenses decreased $300,000, or 5%, to $4.6 million for the three months ended September 30, 2001 from $4.9 million for the three months ended September 30, 2000. Marketing and sales expenses increased $1.1 million, or 8%, to $15.4 million for the nine months ended September 30, 2001 from $14.3 million for the nine months ended September 30, 2000. As a percentage of total revenues, marketing and sales expenses were 70.0% and 48.1% for the three months ended September 30, 2001 and 2000 and were 61.4% and 44.4% for the nine months ended September 30, 2001 and 2000. The increase in marketing and sales expenses as a percentage of revenue was due primarily to decreased revenue. The decrease in absolute dollars between the three months ended September 30, 2001 and 2000 is due primarily to lower commission expenses on lower revenues.  The increases in absolute dollars between the nine months ended September 30, 2001 and 2000 reflected increased employee related expenses in the sales and marketing organizations.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, legal and accounting expenses and other general corporate expenses. General and administrative expenses increased $300,000, or 32%, to $1.3 million for the three months ended September 30, 2001 from $1.0 million for the three months ended September 30, 2000. General and administrative expenses increased $1.6 million, or 57%, to $4.5 million for the nine months ended September 30, 2001 from $2.9 million for the nine months ended September 30, 2000. As a percentage of total revenues, general and administrative expenses were 20.1% and 10.0% for the three months ended September 30, 2001 and 2000 and were 17.9% and 8.9% for the nine months ended September 30, 2001 and 2000. The increase in absolute dollars between the three months ended September 30, 2001 and the three months ended September 30, 2000 consisted primarily of $150,000 in incremental bad debt expense and $150,000 in incremental salaries and related costs. The increase in absolute dollars between the nine months ended September 30, 2001 and the nine months ended September 30, 2000 consisted primarily of $650,000 in incremental bad debt expense, $500,000 in incremental salaries and related costs, $150,000 in incremental insurance costs, as well as various other cost categories with smaller increases.

Amortization of Deferred Stock Compensation

In connection with the completion of our initial public offering in May 1999, options granted in the last quarter of 1997, 1998 and the first quarter of 1999 have been considered to be compensatory. Total remaining deferred stock compensation associated with these options as of September 30, 2001 amounted to $301,000. This amount is being amortized based on the remaining vesting period of these options and we expect amortization of approximately $90,000 over the remainder of 2001 and $201,000 in 2002 related to the options presently outstanding.

Interest Income, Net

Interest income, net of interest expense, decreased 36% to $387,000 for the three months ended September 30, 2001 from $600,000 for the three months ended September 30, 2000. Interest income, net of interest expense, decreased 19% to $1.4 million for the nine months ended September 30, 2001 from $1.8 million for the nine months ended September 30, 2000. The decrease in net interest income was attributable primarily to lower average yields on our portfolio of cash and investments.  We expect that projected use of cash and investments for working capital and capital equipment purchases totaling $8 million to $10 million during the next year will result in further declines in interest income.

Income Taxes

For the three months ended September 30, 2001, the benefit from income taxes was $1.3 million, compared to a provision of $253,000 in the three months ended September 30, 2000.  For the nine months ended September 30, 2001, the benefit from income taxes was $3.2 million, compared to a provision of $1.4 million in the nine months ended September 30, 2000.  Our effective tax rate was approximately (35)% for the three months and nine months ended September 30, 2001 and approximately 46% for the three months and 42% for the nine months ended September 30, 2000. The decline in the effective rate was due to certain minimum taxes payable even in a loss situation, which offset the benefit from income taxes otherwise available to offset the net loss in 2001.

Liquidity and Capital Resources

In May 1999, we completed an initial public offering of common stock, resulting in net proceeds to us of approximately $33.8 million. As of September 30, 2001, we had $34.2 million of cash, cash equivalents and investments, which represented 60% of total assets.

Cash used in operating activities was $2.8 million for the nine months ended September 30, 2001, compared to cash used in operating activities of  $1.1 million in the same period of 2000.  The difference between the net income (loss) for the period and net cash provided by or used in operating activities are non-cash items and changes in components of working capital.

Cash used in investing activities in the first nine months of 2001 was $5.9 million, which consisted primarily of the purchase of investments of $33.0 million and purchase of property and equipment of $2.7 million, partially offset by maturities of investments of $30.5 million. For the first nine months in 2000, cash provided by investing activities of $4.4 million consisted primarily of the purchase of investments of $26.7 million and purchase of property and equipment of $2.5 million, more than offset by maturities of investments of $33.6 million.

Cash used in financing activities in the first nine months of 2001 of $301,000 consisted primarily of repurchases of common stock of $197,000 and payments on obligations under capital leases and notes payable of $211,000, partially offset by proceeds from issuance of common stock under employee benefit plans of $102,000. For the first nine months of 2000, cash provided by financing activities of $374,000 consisted primarily of the proceeds from issuance of common stock under employee benefit plans of $863,000, partially offset by payments on obligations under capital leases and notes payable of $428,000.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”. SFAS 143 requires, among other things, retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over its useful life. SFAS 143 will be adopted by the Company in the first quarter of fiscal 2002 and is not expected to have a significant impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less selling costs. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are required to be adopted during the Company’s fiscal year beginning January 1, 2002. The Company does not expect the adoption of SFAS 144 to have a significant impact on its financial position or results of operations.

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

Our sales cycle is lengthy and unpredictable. Any delay in sales of our products and services could cause our quarterly revenue and operating results to fluctuate. The typical sales cycle of our products is lengthy, generally between six to twelve months, unpredictable, and involves significant investment decisions by prospective customers, as well as our education of potential customers regarding the use and benefits of our products. Furthermore, many of our prospective customers have neither budgeted expenses for voice and web conferencing systems nor have personnel specifically dedicated to procurement and implementation of these conferencing systems. As a result, our customers spend a substantial amount of time before purchasing our products in performing internal reviews and obtaining capital expenditure approvals. Our sales cycle has lengthened in 2001 and we cannot be certain that this cycle will not lengthen in the future. The emerging and evolving nature of the real–time voice and web conferencing market may lead to confusion in the market, which may cause prospective customers to postpone their purchase decisions.

If we fail to expand our sales and distribution channels, our business could suffer. If we are unable to expand our sales and distribution channels, we may not be able to increase revenue or achieve market acceptance of our MeetingPlace product and services. We plan to recruit additional sales personnel who will require training and take time to achieve full productivity, and there is strong competition for qualified sales personnel in our business. In addition, we believe that our future success is dependent upon establishing successful relationships with a variety of distribution partners. To date, we have entered into agreements with only a small number of these distribution partners. We cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that these distribution partners will devote adequate resources to selling our products. Furthermore, if our distribution partners fail to adequately market or support our products, the reputation of our products in the market may suffer. In addition, we will need to manage potential conflicts between our direct sales force and third–party reselling efforts.

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

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio at September 30, 2001 (in thousands).

	2001	2002	2003	Total

Corporate notes and bonds	$2,002	$11,821	$2,095	$15,918
Average interest rate	7.18%	5.03%	4.68%	5.25%
Federal agencies	$—	$—	$3,074	$3,074
Average interest rate	—	—	4.28%	4.28%

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

PART II.        OTHER INFORMATION

Item 1.            Legal Proceedings—Not Applicable.

Item 2.            Changes in Securities and Use of Proceeds.

On May 6, 1999, in connection with the Company’s initial public offering, a Registration Statement on Form S–1 (No. 333–72935) was declared effective by the Securities and Exchange Commission, pursuant to which 3,125,000 shares of the Company’s Common Stock were offered and sold for the account of the Company at a price of $12.00 per share, generating gross offering proceeds of $37.5 million. The managing underwriters were Credit Suisse First Boston Corporation, Hambrecht & Quist LLC and Dain Rauscher Wessels. After deducting approximately $2.6 million in underwriting discounts and $1.1 million in other related expenses, the net proceeds of the offering were approximately $33.8 million. The Company has not yet used any of the funds from the initial public offering, and the $33.8 million has been invested in demand deposits and investment grade, interest bearing securities. The Company intends to use such remaining proceeds for capital expenditures, including the acquisition of redundant computer and communication systems, and for general corporate purposes, including working capital to fund increased accounts receivable and inventory levels.

Item 3.            Defaults Upon Senior Securities—Not Applicable.

Item 4.            Submission of Matters to a Vote of Security Holders—Not Applicable.

Item 5.            Other Information—Not Applicable.

Item 6.            Exhibits and Reports on Form 8–K.

(a)	Exhibits:
10.13	Loan Agreement dated July 16, 2001 between the Company and Rick M. McConnell and Angela A. McConnell.
(b)	Reports on Form 8–K—None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Latitude Communications, Inc.

By:	/s/ JOSEPH J. COONEY
Joseph J. Cooney Vice President, Finance and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  November 14, 2001