Form 10-K405
period 2001-12-31
LATITUDE COMMUNICATIONS INC
filed 2002-04-01
CIK 1078425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to             .

Commission file number:  000-25475

LATITUDE COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3177392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2121 Tasman Drive, Santa Clara, CA 95054
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 988–7200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. ☒

The aggregate market value of the voting stock held by non–affiliates of the registrant was approximately $49,398,021 as of February 28, 2002, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 19,296,102 shares of the registrant’s Common Stock issued and outstanding as of February 28, 2002.

Documents Incorporated by Reference

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 29, 2002.

PART I

ITEM 1.  BUSINESS.

Overview

We are a provider of enterprise e-conferencing solutions that enable geographically dispersed organizations to collaborate in real time. Latitude’s award-winning MeetingPlace system is designed for enterprise-wide deployment to improve the ability of employees, partners, and customers to meet and work. With MeetingPlace, participants can schedule and attend a meeting, view and share documents, and capture and retrieve meeting content. MeetingPlace is designed to be an enterprise–wide resource and to leverage existing technologies such as telephones, cellular phones and personal computers. Moreover, we expect that the dramatic growth in web access and collaborative software applications will drive e-conferencing as an important business application of the Internet.

MeetingPlace consists of three components: (a) the MeetingPlace conference server; (b) MeetingPlace software; and (c) system integration options. MeetingPlace incorporates many easy–to–use features that allow participants to emulate the voice and web collaboration that occurs in a face–to–face meeting, such as breakout sessions, roll calls and meeting handouts. MeetingPlace provides simultaneous voice and web conferencing and the ability to record and access meeting content while lowering the enterprise’s overall conferencing costs.  MeetingPlace functionality can be acquired as either a product purchase, or as a usage based service.

We began commercial shipment of MeetingPlace in December 1994 and, as of December 31, 2001, had nearly 400 customers. In addition to enterprise–wide general deployment, customers have purchased and used MeetingPlace for a variety of specific business applications, including morning brokerage calls, crisis management, training and education, customer and client services, supply chain management and merger integration. Furthermore, over 60% of our customers have purchased additional products or services after their initial system installations. MeetingPlace has been installed in some of the world’s leading enterprises, including Aetna, Cisco, Charles Schwab & Co., Credit Suisse First Boston, Hewlett–Packard, Honeywell, Intuit, Microsoft, State Farm Insurance, Union Pacific Railroad and the U.S. Federal Reserve Bank.

Industry Background

The proliferation of communications technologies is revolutionizing the way people conduct business. Today, businesses of all sizes are empowering their employees with a diverse array of communications tools to facilitate information flow, improve productivity and reduce costs. From voicemail, fax machines and cellular phones to e–mail, laptop computers and handheld devices, businesses have demonstrated their continued willingness to adopt technologies that enable their employees, vendors and customers to communicate more efficiently across disparate geographies and time zones. The desire to avoid travel has fueled the deployment by enterprises of technologies that facilitate communication while reducing travel and current communication expenditures.

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

We believe that no single, widely deployable technology, however, has been able to effectively provide the integrated voice and web collaboration that occurs in a face–to–face meeting in a cost effective manner. To have a meeting today, a business typically must have everyone present in a conference room or invest in limited and often expensive technologies or services that allow people to communicate. For example, audio conferencing, although widely used and available, does not enable participants to share and modify documents. Video conferencing systems enable participants to see each other but have technical limitations, such as minimum bandwidth requirements, and are not widely available to users. Collaborative software applications, such as Microsoft Outlook and Lotus Notes, focus on workflow improvements rather than sharing documents real–time and allowing users to speak with other participants.

To address this need for efficient, real–time voice and web communication, organizations have resorted to using a patchwork of these technologies, including conferencing, fax, e–mail and collaborative software applications. While these technologies have been widely implemented, they do not allow an enterprise to create a comprehensive network for collaboration throughout the organization to promote information flow and effective decision making. We believe that the growing geographic dispersion and mobility of workers further compound this problem.

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

Lower overall cost of conferencing. With a MeetingPlace server installed, the marginal cost of a conference is limited to the long–distance charge, if any, for each participant. In contrast, the cost of a conference using a third–party service bureau often ranges between $0.30 and $0.55 per minute per participant within the United States. As such, we believe that a typical customer can realize significant cost savings relative to existing voice conferencing services provided by third–party service bureaus.

Security and control. MeetingPlace’s customer premise–based system provides an architecture that enables an enterprise to manage web collaboration securely behind its network security system, referred to in the software industry as a corporate firewall, consistent with its other information technology strategies. In 2002 Latitude announced the availability of MeetingPlace Directory Services which allows clients to automatically synchronize employee profiles with a corporate directory and authenticate users through their network logins, helping companies to enhance meeting security and efficiency. By using the corporate directory as the source of user profile information, MeetingPlace Directory Services simplifies profile management and guarantees an accurate record of active employees.  Additionally, MeetingPlace eliminates several risks associated with third party conferencing service bureaus, such as operators giving access to unwelcome participants.

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

MeetingPlace Conference Server. At the core of the MeetingPlace system is the MeetingPlace conference server, an integrated hardware and software platform. The MeetingPlace server is built around an Intel Pentium processor and incorporates standard trunk interfaces to many analog and digital phone systems, an Ethernet interface for local area networks, and a storage system based on the small computer systems interface, or SCSI, to manage internal database functions and conference recordings. In addition, the platform utilizes our advanced high–performance digital signal processing cards to manage voice communications. Each MeetingPlace server can scale from 2 to 1052 concurrent users in any combination of different sized conferences, enabling customers to configure the MeetingPlace server on a concurrent user basis. In addition to the MeetingPlace conference server, an enterprise can increase scalability and reliability with the following options:

MeetingPlace Network Server. An integrated hardware and software platform that enables customers to manage up to eight PCI-based MeetingPlace conference servers with centralized scheduling, administration and reporting.

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

MeetingPlace Web Conferencing. Server–based software that facilitates real–time web collaboration using either standards–based collaboration software such as Microsoft NetMeeting or Java–compatible web browsers such as Microsoft Internet Explorer and Netscape Navigator.

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

MeetingPlace IP. Windows NT–based software that consists of powerful voice-processing and call-control capabilities that interoperate with both IP call-processing systems, such as Cisco CallManager, and the traditional circuit-switched network.  This allows end users to participate in the same conference using either a traditional or IP-based telephone.

MeetingPlace Fax Gateway. Windows NT–based software that integrates MeetingPlace with a Windows NT–based fax server for automated fax delivery of conference notifications and meeting materials.

Our MeetingPlace system is designed for deployment in enterprise environments with a wide array of standard and optional features for end users, help desk employees and system managers, including:

Capability	Features
Meeting Set-Up. Automated scheduling and notification of	• ability to schedule in advance or real-time
meetings.	• schedule via MeetingTime software, web browser, telephone, Microsoft Outlook or Lotus Notes
• scheduling of recurring meetings
• password and profile restrictions
• notification through e-mail, Microsoft Outlook, fax or pager
• automatic dial-out to participants

In-Session Capabilities. Management and control of meeting	• roll calls
attendance and flow.	• announced and screened entries
• participant exclusion
• breakout sessions
• lecture style, listen-only conferences
• real-time speaker identification
• interactive question and answer format
• participant muting
• automated dial-out to late participants

Attachments. Distribution of electronic meeting materials.	• distribution and notification of meeting materials, including electronic documents, prerecorded voice or video and Internet hyperlinks
• access before, during or after meeting
• automatic forwarding by e-mail or fax
• access to materials via the web, by e-mail or by fax

Recording. Recording, storage and playback of conferences.	• on/off control during conference
• automatic posting for playback
• password or profile controlled access
• access through telephone, downloaded audio file or streaming audio using RealAudio over the web

System Administration. Tools for management of MeetingPlace by system administrators.	• remote administration via Internet protocol-based network (e.g., Internet)
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

Services

In addition to our MeetingPlace hardware and software offerings for product sale, we also offer managed and hosted services where customers acquire MeetingPlace functionality on a usage basis.   We also provide extensive follow–on consulting and support services to our customers to ensure successful deployment of MeetingPlace in their organizations. We offer implementation and integration services on an individual engagement basis, and full care support and managed services on an ongoing recurring basis.

Managed Services. Managed services are designed for customers that desire on–site MeetingPlace systems but wish to outsource MeetingPlace’s administration and management. Managed services include all user profile management, help desk support, rollout, capacity planning, technical support and monthly usage reporting.

Hosted Services.  Hosted services are designed for customers that desire to completely outsource their conferencing needs. Hosted services include all services offered with managed services plus the long distance voice telephony.  This service is provided using MeetingPlace systems located at a Latitude Data Center.

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

Technology

MeetingPlace incorporates a wide variety of internally developed and third party licensed technologies. Key aspects of our technology platform include:

High–performance digital signal processing engine. To meet the needs of a highly scalable conferencing system, we use a general purpose digital signal processing card based on a reduced instruction set computing, or RISC, microprocessor and programmable Texas Instruments digital signal processing chips. MeetingPlace configurations can contain up to 12 digital signal processing cards to deliver up to five billion instructions per second of processing power in a single server. Our software leverages the power of these digital signal processing cards to provide high quality conference bridging that integrates digital signal processing algorithms for echo cancellation, automatic gain control, background noise suppression, voice compression, and speaker and dial tone detection.

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

Customers

We began commercial shipment of our products in December 1994 and, as of December 31, 2001, had nearly 400 customers. Our typical customers are medium to large businesses with geographically diverse employees, suppliers, customers and other constituents. In addition to enterprise–wide general deployment, customers have purchased and used MeetingPlace for a variety of specific business applications, including crisis management, training and education, customer and client services, supply chain management and merger integration. Furthermore, over 60% of our existing customers have purchased additional products or services after their initial system installations.

One customer, Hewlett-Packard Company, accounted for approximately 14% of our total revenue in 2001.  No single customer accounted for more than 10% of our total revenue in 2000.

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

Sales. Our distribution strategy is to sell our products and services to medium to large businesses with geographically dispersed employees, suppliers, customers and other constituents. We employ a direct sales force in the United States as our primary distribution channel to market to these enterprises. As of December 31, 2001, our direct sales force consisted of 56 sales representatives. Latitude uses a consultative sales approach working closely with customers to understand and define their needs and to determine how they can be addressed by our products and services. This strategy continues after the initial product implementation, the successful completion of which is typically a prerequisite to full scale deployment. While the sales cycle varies from customer to customer, it typically lasts between six and nine months. See “Factors Affecting Future Operating Results—Our sales cycle is lengthy and unpredictable.”

In addition to our direct sales force in the United States, the United Kingdom and Singapore, we use indirect channels to extend our marketing effort. Traditionally, our indirect channels have included resellers that target specific geographic regions and vertical markets, as well as usage–based resellers who offer access to MeetingPlace services on a per–minute basis. During 2001, we also increased our reseller focus on global strategic accounts, small to mid-sized companies through the application service provider channel, and the federal government. As of December 31, 2001, we had seven domestic resellers and two international resellers. We intend to continue to grow our reseller channels. See “Factors Affecting Future Operating Results—If we fail to expand our sales and distribution channels, our business could suffer” and “—Our ability to expand into international markets is uncertain.”

Competition

We compete in a market that is highly competitive and rapidly changing. We expect competition to persist and intensify in the future. We believe the principal competitive factors in our market include, or are likely to include, overall cost of conferencing, product performance and features such as the ability to integrate voice and web, security, reliability, ease of use, size of customer base, quality of service and technical support, sales and distribution capabilities and strength of brand name. A description of our principal competitors and the risks associated with the competitive nature of our market are discussed in greater detail in “Factors Affecting Future Operating Results—Our market is highly competitive.”

We cannot be certain that we will be able to compete successfully with existing or new competitors. If we fail to compete successfully against current or future competitors, our business could suffer.

Patents and Intellectual Property Rights

Our success is heavily dependent upon protecting our proprietary technology. We rely primarily on a combination of patents, copyright, trademark, trade secrets, non–disclosure agreements and other contractual provisions to protect our proprietary rights. As of December 31, 2001, we had four issued U.S. patents relating to voice processing interfaces, recording and retrieval of audio conferences, and graphical computer interfaces for teleconference systems. We cannot be certain that these patents will provide us with any competitive advantages or will not be challenged, invalidated or circumvented by third parties or that the patents of others will not have an adverse effect on our ability to do business.

The laws of many foreign countries do not protect our intellectual property to the same extent as the laws of the United States, and many U.S. companies have encountered substantial enforcement problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell products.  If we fail to protect our intellectual property, it would be easier for our competitors to sell competing products.

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

Employees

As of December 31, 2001, we had a total of 206 employees, of which 37 were in research and development, 134 were in sales, marketing and customer support, and 35 were in finance, administration and operations. Our future performance depends in significant part upon our ability to attract new personnel and the continued service of existing personnel in key areas including engineering, technical support and sales. Competition for qualified personnel is intense and there can be no assurance that we will be successful in attracting or retaining employees in the future. None of our employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good. See “Factors Affecting Future Operating Results—We may experience difficulties managing our expected growth” and “—Our business could suffer if we lose the services of our current management team.”

ITEM 2.  PROPERTIES.

We lease approximately 51,000 square feet for our headquarters facility in Santa Clara, California. The current lease for the Santa Clara facility expires in December 2005. We also lease space at fifteen other locations in the U.S. and two internationally. Each of these other offices is leased on a month–to–month basis or under a lease with a term of 12 months or less.

ITEM 3.  LEGAL PROCEEDINGS.

In November 2001, a series of securities class actions were filed in United States District Court for the Southern District of New York against certain underwriters for Latitude’s initial public offering (“IPO”), Latitude Communications, and certain officers of Latitude. The complaint alleges undisclosed and improper practices by the underwriters concerning the allocation of Latitude’s IPO shares, in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased Latitude’s stock during the period from May 6, 1999 to December 6, 2000. Latitude believes it has meritorious defenses to the claims against it and will defend itself vigorously. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations, and hence no amounts have been accrued for these cases.

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

Fiscal 2001	High	Low
First Quarter	$5.44	$2.02
Second Quarter	$3.97	$1.50
Third Quarter	$2.34	$1.14
Fourth Quarter	$2.97	$1.02

Fiscal 2000	High	Low
First Quarter	$32.25	$17.00
Second Quarter	$25.94	$8.63
Third Quarter	$11.75	$4.56
Fourth Quarter	$7.78	$3.53

As of February 28, 2002, there were approximately 119 holders of record of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in street name.

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends for the foreseeable future.

On May 6, 1999, in connection with Latitude’s initial public offering, a Registration Statement on Form S-1 (No. 333-72935) was declared effective by the Securities and Exchange Commission, pursuant to which 3,125,000 shares of Latitude’s Common Stock were offered and sold for the account of Latitude at a price of $12.00 per share, generating gross offering proceeds of $37.5 million. The managing underwriters were Credit Suisse First Boston Corporation, Hambrecht & Quist LLC and Dain Rauscher Wessels. After deducting approximately $2.6 million in underwriting discounts and $1.1 million in other related expenses, the net proceeds of the offering were approximately $33.8 million. No direct or indirect payments were made to officers or directors or holders of ten percent or more of any class of equity securities of Latitude or any of their affiliates.  Latitude has invested in investment grade, interest bearing securities. As of December 31, 2001, $32.3 million of the net proceeds were invested in cash and cash equivalents and short-term investments and approximately $1.5 million had been used for working capital. Latitude intends to use remaining proceeds for capital expenditures, including the acquisition of redundant computer and communication systems, and for general corporate purposes, including working capital to fund increased accounts receivable and inventory levels.

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

Five-Year Summary

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product	$13,583	$29,356	$23,765	$16,506	$10,620
Service	20,273	14,075	9,277	4,545	2,312
Total revenue	33,856	43,431	33,042	21,051	12,932
Cost of revenue:
Product	3,391	4,978	4,036	3,182	2,158
Service	11,108	7,455	4,890	2,822	1,805
Total cost of revenue	14,499	12,433	8,926	6,004	3,963
Gross profit	19,357	30,998	24,116	15,047	8,969
Operating expenses:
Research and development	6,281	6,339	4,131	2,638	2,213
Marketing and sales	19,574	20,077	14,992	9,859	7,845
General and administrative	5,726	4,152	2,563	1,772	1,117
Restructuring charge	870	—	—	—	—
Total operating expenses	32,451	30,568	21,686	14,269	11,175
Income (loss) from operations	(13,094)	430	2,430	778	(2,206)
Interest income (expense), net	1,737	2,408	1,218	(41)	(23)
Income (loss) before benefit from (provision for) income tax	(11,357)	2,838	3,648	737	(2,229)
Benefit from (provision for) income tax	3,963	(1,179)	3,724	(34)	—
Net income (loss)	$(7,394)	$1,659	$7,372	$703	$(2,229)
Net income (loss) per share—basic	$(0.39)	$0.09	$0.56	$0.21	$(0.78)
Shares used in per share calculation—basic	19,011	18,702	13,164	3,279	2,850
Net income (loss) per share—diluted	$(0.39)	$0.08	$0.39	$0.04	$(0.78)
Shares used in per share calculation—diluted	19,011	19,969	18,783	16,422	2,850

Non-cash stock-based compensation included in the above expenses:
Cost of revenue — service	$7	$26	$83	$47	—
Research and development	67	76	78	31	—
Marketing and sales	56	86	272	115	—
General and administrative	254	264	319	106	$2
	$384	$452	$752	$299	$2

	December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,370	$23,993	$10,847	$3,982	$3,578
Working capital	25,642	44,235	44,771	4,470	3,501
Total assets	54,892	63,158	60,054	11,870	7,715
Long-term obligations	—	106	453	838	757
Total stockholders’ equity	44,853	51,816	48,111	4,785	3,748

ITEM 7.                                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain Forward–Looking Information

This section of this Annual Report on Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as “anticipates,” “believes,” “expects,” “future,” and “intends,” and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks are described in “ Factors Affecting Future Operating Results “ and elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading provider of enterprise e-conferencing solutions that enable geographically dispersed organizations to collaborate in real time. Latitude’s award-winning MeetingPlace system is designed for enterprise-wide deployment to improve the ability of employees, partners, and customers to meet and work. With MeetingPlace, participants can schedule and attend a meeting, view, share and edit documents, and capture and retrieve meeting content. MeetingPlace is designed to be an enterprise–wide resource and to leverage existing technologies such as telephones, cellular phones and personal computers.

We were incorporated in April 1993. From inception until December 1994, our operations consisted primarily of basic start–up activities, such as research and development and recruiting personnel. We first recognized revenue from product sales in December 1994 and generated revenue of $33.9 million, $43.4 million, and $33.0 million in 2001, 2000, and 1999. We generated a net loss of $7.4 million in 2001 and net income of $1.7 million in 2000 and $7.4 million in 1999.  The net income in 1999 included the effect of a one-time deferred tax benefit of $3.7 million due to the recognition of our deferred tax asset. We cannot assure you that our revenues will grow or that we will achieve profitability in the future.

We generate revenue from sales of our MeetingPlace products and services  and from related customer support and consulting services. Revenue derived from product sales constituted 40%, 68%, and 72% of our total revenue in 2001, 2000, and 1999. Product revenue is generally recognized upon shipment if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivable is reasonably assured, product returns are reasonably estimable and, if applicable, acceptance has been obtained. We calculate an allowance for returns based on historical rates. Service revenue includes revenue from implementation and integration services, system management services, warranty coverage and customer support. Revenue from implementation and system integration services is recognized as the services are performed, while revenue from system management services, warranty coverage and customer support is recognized ratably over the period of the contract. In 2001, we expanded our service offerings by providing hosted services to our customers. Accordingly, revenue from this new service offering increased the proportion of total revenue derived from services. Revenues pursuant to our hosted services agreement are recognized as the related services are used.  To the extent that prospective customers elect to purchase the hosted service rather than an on-premises MeetingPlace system, our product revenue could be adversely affected.

We sell our MeetingPlace products primarily through our direct sales force and, to a lesser extent, through indirect distribution channels. The majority of our revenue is derived from Fortune 1000 companies, many of which initially purchase MeetingPlace servers and later expand deployment of our products as they require additional capacity for voice and web conferencing.

Total cost of revenue consists of component and materials costs, direct labor costs, warranty costs, royalties and overhead related to manufacturing of our products, as well as materials, travel and labor costs related to personnel engaged in our service operations. Product gross margin is impacted by the proportion of product revenue derived from software sales, which typically carry higher margins than hardware sales, and from indirect distribution channels, which typically carry lower margins than direct sales. Service gross margin is impacted by the mix of services we provide, which have different levels of profitability, usage levels by our customers and the efficiency with which we provide full care support to our customers. We record a write-off for excess and obsolete inventory by identifying inventory components either considered excess based on estimates of future usage or obsolete due to changes in our products. As a result of technological changes, our products may become obsolete or we could be required to redesign our products.

During 2001, we recorded significant accruals in connection with our restructuring program. These accruals include estimates pertaining to employee separation costs and the settlements of contractual obligations related to excess leased facilities and other contracts. Although we do not currently anticipate significant changes, the actual costs may differ from these estimates, particularly the costs surrounding the excess leased facilities. If we are unable to negotiate affordable termination fees, if rental rates continue to decrease in the markets we are located, or if it takes us longer than expected to find a suitable sublease tenant, the actual costs could exceed our estimates.

Critical Accounting Policies and Estimates

Latitude’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, and restructuring. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

                We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•   Revenue Recognition.  We recognize revenue in accordance with accounting standards for software companies including Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-4, SOP 98-9, and related interpretations including Technical Practice Aids. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

Latitude generates revenues through two primary sources: (a) product revenues and (b) service revenues. Product revenues are generated from the sale of hardware and from licensing the rights to use our products, directly to end-users and indirectly through VARs.  Service revenues are generated from sales of usage based voice and web conferencing, customer support services (including maintenance contracts), consulting services and training services performed for customers that license our products.

Latitude recognizes product revenues upon shipment if a signed contract exists, the fee is fixed or determinable, collection of resulting receivables is reasonably assured, the product returns are reasonably estimatable and if applicable, acceptance has been obtained.

In product arrangements that include rights to multiple software products and/or services, we allocate the total arrangement fee among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Elements included in multiple element arrangements could consist of software products, maintenance (which includes customer support services and unspecified upgrades), or consulting services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction.

Standard terms for license agreements call for payment within 30 days. Probability of collection is based upon the assessment of the customer’s financial condition through the review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Revenues from distribution agreements with VARs are recognized upon the earlier of receipt of cash from the VAR or identification of an end-user. In the latter case, probability of collection is evaluated based upon the credit worthiness of the VAR. Our agreements with customers and VARs do not contain product return rights.

Revenues from customer support services are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis or, in certain situations, on a fixed-fee basis, under separate service arrangements. Implementation services are periodically performed under fixed-fee arrangements and in such cases, consulting revenues are recognized on a percentage-of-completion basis. Revenues from consulting and training services are recognized as services are performed. Revenues from managed and hosted services are recognized as the related services are used.  Standard terms for renewal of customer support contracts, consulting services and training services call for payment within 30 days.

Fees from licenses sold together with consulting services are generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting.

If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

•    Allowance for Doubtful Accounts.  A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We have recorded changes in our bad debt reserves in recent periods due to the rapid downturn in the economy, and in the technology sector in particular, and we may record additional changes in the future.

•    Income Taxes.  Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow specific guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.  We are projecting future taxable income and if we determine that it is more likely than not that deferred tax assets will not be recovered, we will establish a valuation allowance against deferred tax assets and record a corresponding deferred tax expense.

•    Inventories and Write-Down of Obsolete and Excess Inventory.  Inventories are valued at the lower of cost or market value and have been reduced by a write down for excess and obsolete inventories. The estimated write down is based on management’s review of inventories on hand compared to estimated future usage and sales.

Results of Operations

The following table lists, for the periods indicated, the percentage of total revenue of each line item:

	Years Ended December 31,
	2001	2000	1999
As a Percentage of Total Revenue:
Revenue:
Product	40.1%	67.6%	71.9%
Service	59.9	32.4	28.1
Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	10.0	11.5	12.2
Service	32.8	17.1	14.8
Total cost of revenue	42.8	28.6	27.0
Gross profit	57.2	71.4	73.0
Operating expenses:
Research and development	18.5	14.6	12.5
Marketing and sales	57.7	46.2	45.4
General and administrative	16.9	9.6	7.8
Restructuring charge	2.5	—	—
Total operating expenses	95.6	70.4	65.7
Income (loss) from operations	(38.4)	1.0	7.3
Interest income, net	5.1	5.5	3.7
Income (loss) before benefit from (provision for) income tax	(33.3)	6.5	11.0
Benefit from (provision for) income tax	11.5	(2.7)	11.3
Net income (loss)	(21.8% )	3.8%	22.3%

Product Revenue

Product revenue was $13.6 million in 2001, $29.4 million in 2000, and $23.8 million in 1999. Product revenue decreased 54% from 2000 to 2001 and increased 24% from 1999 to 2000. The decrease in product revenue from 2000 to 2001 was due to reduced capital spending and longer sales cycles at our existing and potential customers, resulting in fewer MeetingPlace system sales in the current year.  We believe these factors were magnified in the quarter ended September 30, 2001 by the terrorist attacks of September 11, 2001. The increase in product revenue from 1999 to 2000 was due to increased sales of our MeetingPlace products to new North American customers of $5.5 million, increased sales of additional products and features to existing customers, and, a $0.1 million increase in international sales. International sales represented 11%, 8%, and 8% of product revenue in 2001, 2000 and 1999.  The increase in the percentage of international product revenue is related to the decline in total product revenue.  We expect product revenue to increase in absolute dollars in 2002.

An allowance for potential sales returns is recorded upon shipment. At the end of each period, the allowance is adjusted based on our product return experience and for changes in the range of per system sales prices of systems shipped. As a result of this analysis, we believe that our allowance for potential sales returns of $70,000 at December 31, 2001 and  $154,000 at December 31, 2000, was adequate based on the historical experience and per system sales prices and software upgrade sales returns. Our sales returns to date have approximated our estimated allowance for returns.

Service Revenue

Service revenue was $20.3 million in 2001, $14.1 million in 2000, and $9.3 million in 1999. Service revenue increased 44% from 2000 to 2001 and 52% from 1999 to 2000. The increases in service revenue were attributable to growth in our customer base during these periods, which led to increased sales of full care support services of $2.0 million from 2000 to 2001 and $2.2 million from 1999 to 2000. Furthermore, other services contributed an additional $4.2 million from 2000 to 2001 and $2.6 million from 1999 to 2000.  We expect service revenue to increase in absolute dollars in 2002 as we increase the number of customers under managed and hosted service contracts.

Total Cost of Revenue

Total cost of revenue was $14.5 million in 2001, $12.4 million in 2000, and $8.9 million in 1999. Total cost of revenue increased 17% from 2000 to 2001 and 39% from 1999 to 2000. The increase in total cost of revenue was attributable to a change in the mix of revenues from higher margin product revenue to lower margin service revenue, and we expect this trend to continue.

Gross margin declined to 57% in 2001 from 71% in 2000 and 73% in 1999. The decline in gross margin from 2000 to 2001 is attributable to the decline in product revenue.  On a forward–looking basis, we anticipate that gross margins may continue to decline as the proportions of revenue derived from service revenue are expected to increase as percentages of total revenue.

Product gross margin in 2001, 2000, and 1999 was 75%, 83%, and 83%. The decline in gross margin from 2000 to 2001 is attributable primarily to the decline in product revenue.  We expect product gross margin to decrease over time due in part to anticipated pricing pressure as well as fixed overhead costs being spread over fewer MeetingPlace systems sold.

A write down of excess and obsolete inventory is recorded at the end of each period based on an analysis of inventory on hand, considering forecasted usage and whether component parts are useable in our current product. As a result of this analysis, we believe that our write down of excess and obsolete inventory of $1,212,000 at December 31, 2001 and $444,000 at December 31, 2000 was adequate based on the specific identification of excess or obsolete inventory.

Service gross margin in 2001, 2000, and 1999 was 45%, 47%, and 47%. The decline in service margin from 2000 to 2001 is attributable primarily to increased business in our hosted and managed product service offerings which have lesser margins than our historic service product offerings.  We expect service gross margin to generally range from 40% to 50% of service revenue.

Research and Development Expenses

The table below sets forth gross research and development expenses, capitalized internal software development costs and net research and development expenses in dollar amounts and as a percentage of total revenue for the periods indicated (in thousands):

	Year Ended December 31,
	2001	2000	1999
Gross research and development expenses	$6,641	$6,957	$4,239
Capitalized internal software development costs	(360)	(618)	(108)
Net research and development expenses	$6,281	$6,339	$4,131
As a percentage of total revenue:
Gross research and development expenses	20%	16%	13%
Net research and development expenses	19%	15%	13%

Gross research and development expenses decreased 5% from 2000 to 2001 and increased 53% from 1999 to 2000.  The increase in research and development expense as a percentage of total revenues was attributable primarily to the decline in total revenues.  We expect to continue to make substantial investments in research and development and anticipate that research expenses will increase in absolute dollars.

Marketing and Sales Expenses

Marketing and sales expenses consist primarily of promotional expenditures and compensation and related costs for marketing and sales personnel. Marketing and sales expenses were $19.6 million in 2001, $20.0 million in 2000, and $15.0 million in 1999. Marketing and sales expenses decreased 3% from 2000 to 2001and increased 34% from 1999 to 2000. Marketing and sales expenses decreased from 2000 to 2001 due to decreased commission expenses which were $1.1 million lower than the previous year based on lower revenue offset by increased employee related expenses in the marketing organization. Marketing and sales expenses increased from 1999 to 2000 due to increased commission expenses which were $1.1 million higher than the previous year based on increased revenue, an increase of $0.7 million in employee related expenses in the marketing organization and costs associated with increased selling efforts to develop market awareness of our product and services. Marketing and sales expenses were 58%, 46%, and 45% of total revenue for 2001, 2000 and 1999.  We expect marketing and sales expenses to generally range from 40% to 50% of total revenues.

General and Administrative Expenses

General and administrative expenses were $5.7 million in 2001, $4.2 million in 2000, and $2.6 million in 1999. General and administrative expenses increased 38% from 2000 to 2001 and 62% from 1999 to 2000. General and administrative expenses were 17%, 10%, and 8% of total revenue for 2001, 2000, and 1999. General and administrative expenses increased due to additional bad debt expense, insurance costs increasing $0.3 million from 2000 to 2001 and $0.2 million from 1999 to 2000 and additional salaries and related costs increasing $0.5 million from 2000 to 2001 and $0.4 million from 1999 to 2000.  We expect to general and administrative expenses will be comparable in absolute dollars for 2002.

We record an allowance for doubtful accounts for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, we believe that our allowance for doubtful accounts of $602,000 at December 31, 2001 and $126,000 at December 31, 2000 was adequate based on specific aged account balances identified with collection risk.

Restructuring Expenses

During the quarter ended June 30, 2001, Latitude initiated a restructuring program. As a part of this restructuring program, Latitude recorded costs and other charges of $870,000 classified as operating expenses. Of this amount, $442,000 related to a reduction in the workforce by approximately 40 regular employees across all functional areas of Latitude, $228,000 related primarily to non-cancelable lease costs arising from the consolidation of excess facilities and $200,000 related to asset write-offs.

Amortization of Deferred Stock Compensation

Latitude has recorded stock compensation for the difference between the exercise price of certain stock option grants and the deemed fair value of Latitude’s common stock at the time of such grants.  Latitude is amortizing this amount over the vesting periods of the applicable options, resulting in amortization expense of approximately $384,000 in 2001, $452,000 in 2000, and $752,000 in 1999.  We expect amortization expense to be less than $100,000 per quarter in 2002 with no amortization expense expected in 2003.

Interest Income (Expense), Net

We had net interest income of approximately $1.7 million, $2.4 million, and $1.2 million in 2001, 2000, and 1999. The decrease in net interest income from 2000 to 2001 is due to lower investment funds caused by Latitude’s use of cash in operations and decreasing market interest rates activities during the year ended December 31, 2001. The increase in net interest income from 1999 to 2000 is due to the interest earned on our portfolio of marketable securities and our cash and cash equivalent balances which have increased due to the proceeds from our initial public offering in May 1999 as well as cash generated from operations.

Income Taxes

In 2001, we had a net benefit from income taxes of $4.0 million. In 2000, we had a net provision for income taxes of $1.2 million. In 1999, we had a net benefit from income taxes of $3.7 million. The benefit was due primarily to the recognition of our deferred tax asset of $4.4 million offset by income tax expense of approximately $700,000. During the fourth quarter of 1999, Latitude recognized its deferred tax assets as it determined that it is more likely than not that the deferred tax assets were realizable based upon its operating results in 1999 and 1998

Latitude had placed a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluated on a quarterly basis the recoverability of the deferred tax asset and the level of the valuation allowance. During the fourth quarter of 1999, Latitude recognized its deferred tax assets as it determined that it is more likely than not that the deferred tax assets were realizable based primarily on its future expectations.

As of December 31, 2001, we had $14 million of federal and $12 million of state net operating loss carryforwards to offset future taxable income. These carryforwards, if not utilized, expire in 2002 through 2021. As of December 31, 2001, we had approximately $1.3 million of federal and $0.5 million of state carryforwards for research and development and other credits. These carryforwards, if not utilized, expire in 2002 through 2021. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards where there is an ownership change. Under the Tax Reform Act of 1986, the determination of whether an ownership change occurs involves a highly complex calculation; however, an ownership change generally occurs when over 50% in value of a company’s stock is transferred in transactions involving 5% stockholders during a given period. If we should have an ownership change, our utilization of these carryforwards could be restricted.

Liquidity and Capital Resources

In May 1999, we completed an initial public offering of common stock, resulting in net proceeds to us of approximately $33.8 million. As of December 31, 2001, we had $32.3 million of cash, cash equivalents, short-term and long-term investments, which represented 59% of total assets.

Cash used in operating activities was $4.4 million in 2001 compared to cash provided by operating activities of $491,000 in 2000. The difference between the net income (loss) for the year and net cash provided by or used in operating activities are non-cash items and changes in components of working capital.

Cash used in investing activities in 2001 was $3.9 million, which consisted primarily of the purchase of investments of $41.2 million and purchase of property and equipment of $3.1 million, partially offset by maturities of investments of $40.9 million. For the year-ended 2000, cash provided by investing activities of $11.7 million consisted primarily of the purchase of investments of $40.4 million and purchase of property and equipment of $3.2 million, more than offset by maturities of investments of $55.6 million.

Cash used in financing activities in 2001 was $0.3 million, which consisted primarily of  repurchases of common stock of $0.2 million and payments on obligations under capital leases and notes payable of $0.3 million, partially offset by proceeds from issuance of common stock under employee benefit plans of $0.2 million. For the year-ended 2000, cash provided by financing activities of $0.9 million consisted primarily of the proceeds from issuance of common stock under employee benefit plans of $1.4 million, partially offset by payments on obligations under capital leases and notes payable of $0.6 million.

We lease office facilities under various leases that expire through 2005.  Total future minimum lease payments, under all operating leases, amount to approximately $9.9 million.

In July 2001 Latitude announced that it began a stock repurchase program in which up to 1,000,000 shares of its common stock may be repurchased from time to time in the open market or in private transactions using available cash reserves. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

Latitude has incurred losses of $7.4 million and negative cash flows from operations of $8.6 million during the year ended December 31, 2001.  As of December 31, 2001 Latitude had an accumulated deficit of approximately, $12.7 million.  Latitude expects to incur operating losses and negative cash flows through at least the fourth quarter of 2002.

We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend upon many factors, including revenue growth, management of working capital, the timing of research and product development efforts and the expansion of our marketing and sales efforts.  If our existing cash balances and cash flows expected from future operations are not sufficient to meet our liquidity needs, we will need to raise additional funds.  If adequate funds are not available on acceptable terms or at all, we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities, execute our business plan or otherwise respond to competitive pressures.  The issuance of additional equity securities may dilute our existing stockholders.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The adoption of SFAS 141 did not have a significant impact on our financial position and results of operations.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations”. SFAS 143 requires, among other things, retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over its useful life. SFAS 143 will be adopted by Latitude in the first quarter of fiscal 2002 and is not expected to have a significant impact on Latitude’s financial position or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business”. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less selling costs. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are required to be adopted during Latitude’s fiscal year beginning January 1, 2002. Latitude does not expect the adoption of SFAS 144 to have a significant impact on its financial position or results of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred.” This guidance requires companies to recognize the recovery of reimbursable expenses such as travel costs on services contracts as revenue. These costs are not to be netted as a reduction of cost. This guidance was effective January 1, 2002. Latitude does not expect this guidance to have a material effect on the financial statements due to Latitude’s billing practices.

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

In addition, we are unable to predict our future product development, sales and marketing, and administrative expenses. To the extent that these expenses increase, we will need to increase revenue to achieve profitability. Our ability to increase revenue and achieve profitability also depends on the other risk factors described in this section.

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

Additionally, we expanded our service offerings by providing hosted services to our customers. Accordingly, future revenue from this new service offering will increase the proportion of total revenue derived from services. To the extent that prospective customers elect to purchase the hosted service rather than an on-premises MeetingPlace system, our product revenue could be adversely affected.

Our customers do not have long-term obligations to purchase our products and services; therefore our revenue and operating results could decline if our customers do not continue to purchase our products or use our services. Our customers are not obligated to continue to purchase our products or use our services.  As a result, the failure of repeat customer usage, or our inability to retain existing customers and sustain or increase their usage of our services could result in lower than expected revenue, and therefore, harm our ability to become profitable and cause our stock price to decline.  In addition, because our customers have no continuing obligations with us, we may face increased downward pricing pressure that could cause a decrease in our gross margins.  Our customers depend on the reliability of our services and we may lose a customer if we fail to provide reliable services for even a single communication event.

We expect to depend on sales of our MeetingPlace solution for substantially all of our revenue for the foreseeable future.  We anticipate that revenues from our MeetingPlace product and related services will continue to constitute substantially all of our revenues for the foreseeable future.  Consequently, any decline in the demand for MeetingPlace or its failure to achieve broad market acceptance, would seriously harm our business.

Our revenues could be significantly reduced by the loss of a major customer. We derive a significant portion of our revenues from a limited number of customers.  The loss of any of these major customers, if not replaced, could dramatically reduce our revenues.  For example, for the year ended December 31, 2001, our largest customer, Hewlett-Packard Company, accounted for approximately 14% of our total revenues.

Our market is highly competitive. Because of intense market competition, we may not be successful. Currently, our principal competitors include:

•                                          major telecommunications carriers that operate service bureaus for voice conferencing, such as AT&T Corp., MCI Worldcom, Inc. and Sprint Corporation;

•                                          private branch exchange, or PBX, vendors that sell systems with voice conferencing capabilities, such as Lucent Technologies Inc. and Nortel Networks; and

•                                          companies that offer web–based voice and web conferencing products and services such as Webex, Placeware and Raindance.

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

We will have to devote substantial resources to educate prospective customers about the uses and benefits of our products and services. In addition, businesses that have invested substantial resources in other conferencing products may be reluctant or slow to adopt our products, which might replace or compete with their existing systems. Our efforts to educate potential customers may not result in our products and services achieving market acceptance.

Rapid technological changes could cause our products and services to become obsolete or require us to redesign our products. The market in which we compete is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and emerging industry standards. In particular, we expect that the growth of the Internet and Internet–based telephony applications, as well as general technology trends such as migrations to new operating systems, will require us to adapt our product and services to remain competitive. This adaptation could be costly and time–consuming. Our products and services could become obsolete and unmarketable if products and services using new technologies are introduced and new industry standards emerge. For example, the widespread acceptance of competing technologies, such as video conferencing and the transmission of voice over the Internet, could diminish demand for our current products and services. As a result, the life cycle of our products and services is difficult to estimate.

To be successful, we will need to develop and introduce new products, product enhancements and services that respond to technological changes or evolving industry standards, such as the transmission of voice over the Internet, in a timely manner and on a cost effective basis. We cannot assure you that we will successfully develop these types of products and product enhancements or that our products and services will achieve broad market acceptance.

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

•                                          the need to modify our products to comply with local telecommunications certification requirements in each country; and

•                                          our lack of a direct sales presence in other countries, our need to establish relationships with distribution partners to sell our products and services in these markets and our reliance on the capabilities and performance of these distribution partners.

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

We recently announced a strategic partnership with a company based in Israel to integrate video conferencing functionality into our products.  Political instability in this region of the world may limit our access to this technology or delay introduction of new products.

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

Dell Computer Corporation has registered the “Latitude” mark for computers in the United States and in other countries. Dell’s United States trademark registration and Canadian application have blocked our ability to register the “Latitude Communications” and “Latitude” with logo marks in the United States and the “Latitude Communications” mark in Canada.  While we believe that we have priority of trade name usage in the United States, our United States trademark applications are still under appeal.  Our opposition against Dell’s Canadian application was successful; however, Dell has filed an appeal of this decision.  The outcome of these proceedings is uncertain. Consequently, we may not be able to register these marks and would have to rely solely on common law protection for these marks.  We cannot assure you that we will be free from challenges of or obstacles to our use or registration of our marks.

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

We may need to raise additional capital in the future, and if we are unable to secure adequate funds or terms acceptable to us, we may be unable to execute our business plan. If our existing cash balances and cash flows expected from future operations are not sufficient to meet our liquidity needs, we will need to raise additional funds. If adequate funds are not available on acceptable terms or at all, we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements.

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

	2002	2003	Total
Corporate notes and bonds	$9,352	$4,532	$13,884
Average interest rate	5.24%	4.59%	4.97%
U.S. Federal agencies	$—	$3,075	$3,075
Average interest rate	—	4.28%	4.28%

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Latitude’s consolidated financial statements and the report of independent accountants appear on pages F–1 through F–20 of this report.

ITEM 9.                                                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

Certain information required by Part III is omitted from this report because Latitude will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its annual meeting of stockholders to be held May 29, 2002, and the information included in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.               EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8–K.

(a)	The following documents are filed as part of this report:

	(1)	Consolidated Financial Statements and Report of Independent Accountants

	(2)	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

	(3)	Exhibits

		1.1(1)	Form of Underwriting Agreement.
		3.1(1)	Amended and Restated Certificate of Incorporation of Latitude.
		3.3(1)	Bylaws of Latitude.
		4.1(1)	Form of common stock certificate.
		5.1(1)	Opinion of Venture Law Group, a Professional Corporation.
		10.1(1)	Form of Indemnification Agreement.
		10.2(1)	1993 Stock Plan, as amended, and forms of stock option agreement and restricted stock purchase agreement.
		10.3(1)	1999 Stock Plan and forms of stock option agreement and restricted stock purchase agreement.
		10.4(3)	1999 Employee Stock Purchase Plan and form of subscription agreement.
		10.5(2)	1999 Directors’ Stock Option Plan and form of stock option agreement.
		10.6(1)	Warrant To Purchase Series B Preferred Stock.
		10.7(1)	Amended and Restated Registration Rights Agreement dated March 26, 1996.
10.8(1)

Lease Agreement dated July 31, 1995 between Latitude and the Arrillaga Family Trust and Richard T. Peery Separate Property Trust for offices at 2121 Tasman Drive, Santa Clara, CA and Form of amendment thereto.

		10.9(1)	Senior Loan and Security Agreement dated September 15, 1994 between Latitude and Phoenix Leasing Incorporated and amendments thereto.
		10.10(1)	Master Equipment Lease dated July 2, 1998 between Latitude and Norstan Financial Services, Inc.
		10.11(1)	1999 Executive Incentive Plan between Latitude and certain executive officers of Latitude.
		10.12(1)	1999 Executive Bonus Program.
		10.13(4)	Loan Agreement dated July 16, 2001 between the Company and Rick M. McConnell and Angela A. McConnell
		10.14	2001 Employee Stock Option Plan
		21(3)	Subsidiaries.
		23.1	Consent of Independent Accountants.
		24.1	Power of Attorney. Reference is made to page 30 of this Annual Report on Form 10-K.

	(1)	Incorporated by reference to exhibits filed with Registrant’s Registration Statement on Form S-1 (Reg. No. 333-72935) as declared effective by the Securities and Exchange Commission on May 6, 1999.

	(2)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 1999.

	(3)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

	(4)	Incorporated by reference to exhibits filed with Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2001

(b)	Reports on Form 8–K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Latitude Communications, Inc.

By:	/s/ Emil C. W. Wang
Emil C. W. Wang
Chief Executive Officer and Director

Date: April 1, 2002

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Emil C. W. Wang and Joseph J. Cooney, jointly and severally, his or her attorneys–in–fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10–K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys–in–fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Emil C. W. Wang	Chief Executive Officer and Director	April 1, 2002
(Emil C. W. Wang)	(Principal Executive Officer)

/s/ JOSEPH J. COONEY	Vice President, Finance	April 1, 2002
(Joseph J. Cooney)	(Principal Financial and Accounting Officer)

/s/ Robert J. Finocchio, Jr.	Director	April 1, 2002
Robert J. Finocchio, Jr.

/s/ Klaus-Dieter Laidig	Director	April 1, 2002
Klaus-Dieter Laidig

/s/ James Patterson	Director	April 1, 2002
James Patterson

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

      Stockholders of Latitude Communications, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Latitude Communications, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) on page 23 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of Latitude’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California

January 30, 2002

LATITUDE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$15,370	$23,993
Short-term investments	9,352	14,203
Accounts receivable, net	5,732	10,044
Inventory	1,724	1,662
Prepaids and other assets	2,074	2,790
Deferred tax asset	1,240	2,779
Total current assets	35,492	55,471
Property and equipment, net	4,548	4,062
Long-term investments	7,607	2,301
Deferred tax asset	6,257	794
Deposits and other long-term assets	988	530
Total assets	$54,892	$63,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$887	$875
Accrued liabilities	5,028	3,565
Deferred revenue	3,825	6,434
Current portion of long-term debt	110	362
Total current liabilities	9,850	11,236
Long-term debt	—	106
Other non-current liabilities	189	—
Total liabilities	10,039	11,342

Commitments (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 5,000 shares in 2001 and 2000 Issued and outstanding: no shares in 2001 and 2000	—	—
Common stock, $0.001 par value:
Authorized: 75,000 shares in 2001 and 2000
Issued and outstanding: 19,290 shares in 2001 and 19,302 shares in 2000	19	19
Additional paid-in capital	57,641	57,675
Notes receivable from common stockholders	—	(10)
Deferred stock compensation	(212)	(620)
Accumulated other comprehensive income	93	46
Accumulated deficit	(12,688)	(5,294)
Total stockholders’ equity	44,853	51,816
Total liabilities and stockholders’ equity	$54,892	$63,158

The accompanying notes are an integral part of these consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999
Revenue:
Product	$13,583	$29,356	$23,765
Service	20,273	14,075	9,277
Total revenue	33,856	43,431	33,042

Cost of revenue:
Product	3,391	4,978	4,036
Service (includes non-cash compensation expenses of $7, $26 and $83 in 2001, 2000 and 1999, respectively)	11,108	7,455	4,890
Total cost of revenue	14,499	12,433	8,926

Gross profit	19,357	30,998	24,116

Operating expenses:
Research and development (includes non-cash compensation expenses of $67, $76, and $78 in 2001, 2000 and 1999, respectively)	6,281	6,339	4,131
Marketing and sales (includes non-cash compensation expenses of $56, $86, and $272 in 2001, 2000 and 1999, respectively)	19,574	20,077	14,992
General and administrative (includes non-cash compensation expenses of $254, $264, and $319 in 2001, 2000 and 1999, respectively)	5,726	4,152	2,563
Restructuring charge	870	—	—
Total operating expenses	32,451	30,568	21,686

Income (loss) from operations	(13,094)	430	2,430

Interest income	1,769	2,501	1,382
Interest expense	(32)	(93)	(164)

Income (loss) before benefit from (provision for) income taxes	(11,357)	2,838	3,648

Benefit from (provision for) income tax	3,963	(1,179)	3,724

Net income (loss)	$(7,394)	$1,659	$7,372

Other comprehensive income (loss), net of tax—
Unrealized gain (loss) on securities	66	105	(77)
Foreign currency translation adjustment	27	18	—
Total other comprehensive income (loss), net of tax	93	123	(77)

Comprehensive income	$(7,301)	$1,782	$7,295
Net income (loss) per share—basic	$(0.39)	$0.09	$0.56
Shares used in per share calculation—basic	19,011	18,702	13,164
Net income (loss) per share—diluted	$(0.39)	$0.08	$0.39
Shares used in per share calculation—diluted	19,011	19,969	18,783

The accompanying notes are an integral part of these consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid- In Capital	Notes Receivable from Common Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, December 31, 1998	11,836	$12	3,739	$4	$21,362	$(165)	$(2,103)	$—	$(14,325)	$4,785
Issuance of common stock	—		3,388	3	35,175	—		—	—	35,178
Conversion of preferred stock to common stock	(11,836)	(12)	11,836	12	—	—	—	—	—	—
Repurchase of common stock	—	—	(13)	—	(3)	—	—	—	—	(3)
Payment of notes receivable from common stockholders	—	—	—	—	—	104	—	—	—	104
Deferred stock compensation related to grants of stock options	—	—	—	—	90	—	(90)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	752	—	—	752
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(77)	—	(77)
Net income	—	—	—	—	—	—	—		7,372	7,372
Balances, December 31, 1999	—	—	18,950	19	56,624	(61)	(1,441)	(77)	(6,953)	48,111
Issuance of common stock	—	—	363	—	1,424	—	—	—	—	1,424
Repurchase of common stock	—	—	(11)	—	(4)	—	—	—	—	(4)
Payment of notes receivable from common stockholders	—	—	—	—	—	51	—	—	—	51
Reversal of deferred stock compensation related to cancelled stock options	—	—	—	—	(369)	—	369	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	452	—	—	452
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	123	—	123
Net income	—	—	—	—	—	—	—	—	1,659	1,659
Balances, December 31, 2000	—	—	19,302	19	57,675	(10)	(620)	46	(5,294)	51,816
Issuance of common stock	—	—	228	—	338	—	—	—	—	338
Repurchase of common stock	—	—	(240)	—	(348)	—	—	—	—	(348)
Payment of notes receivable from common stockholders	—	—	—	—	—	10	—	—	—	10
Reversal of deferred stock compensation related to cancelled stock options	—	—	—	—	(24)	—	24	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	384	—	—	384
Other comprehensive income, net of tax	—	—	—	—	—	—	—	47	—	47
Net loss	—	—	—	—		—	—	—	(7,394)	(7,394)
Balances, December 31, 2001	—	$—	19,290	$19	$57,641	$—	$(212)	$93	$(12,688)	$44,853

The accompanying notes are an integral part of these consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(7,394)	$1,659	$7,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,601	1,747	926
Amortization of capitalized software	620	159	56
Write-off of excess and obsolete inventory	241	258	166
Provision for doubtful accounts	800	143	11
Amortization of deferred stock compensation	384	452	752
Deferred tax asset	(3,986)	823	(4,346)
Changes in operating assets and liabilities:
Accounts receivable	3,498	(2,181)	(2,390)
Inventory	(303)	(1,088)	(310)
Prepaids and other assets	96	(1,441)	(1,144)
Accounts payable	12	225	(155)
Accrued liabilities	1,648	(616)	2,092
Deferred revenue	(2,609)	351	3,289
Net cash provided by (used in) operating activities	(4,392)	491	6,319

Cash flows from investing activities:
Purchases of property and equipment	(3,087)	(3,154)	(2,564)
Purchases of available for sale securities	(41,221)	(40,374)	(41,081)
Maturities of available for sale securities	40,875	55,576	9,343
Increase in deposits and other long-term assets	(458)	(331)	(63)
Net cash provided by (used in) investing activities	(3,891)	11,717	(34,365)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	—	197
Repayment of notes payable and capital lease obligations	(344)	(561)	(565)
Proceeds from issuance of common stock	205	1,424	35,178
Repurchase of common stock	(201)	(4)	(3)
Increase in deposits and other long-term assets	—	79	104
Net cash provided by (used in) financing activities	(340)	938	34,911

Net increase (decrease) in cash and cash equivalents	(8,623)	13,146	6,865
Cash and cash equivalents, beginning of year	23,993	10,847	3,982
Cash and cash equivalents, end of the year	$15,370	$23,993	$10,847

Supplemental disclosure of cash flow information:
Cash payments for interest	$32	$93	$164
Taxes paid	$43	$209	$64
Supplemental disclosure of noncash activities:
Conversion of preferred stock to common stock	$—	$—	$12
Deferred stock compensation (reversal of deferred stock compensation)	$(24)	$(369)	$90

The accompanying notes are an integral part of these consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Latitude Communications, Inc. (the “Company”) is a leading provider of enterprise e-conferencing solutions. Latitude develops, markets and supports its MeetingPlace system, which allows companies to conduct virtual meetings and thereby extend decision making processes across the disparate geographic locations of participants. MeetingPlace is designed to be an enterprise–wide resource and to leverage existing technologies such as telephones, cellular phones and personal computers. Latitude has distributed its product through distributors and a direct sales force to companies across many industries in the United States, Europe and Asia.

Latitude has incurred losses of $7.4 million and negative cash flows from operations of $8.6 million during the year ended December 31, 2001.  As of December 31, 2001 Latitude had an accumulated deficit of approximately, $12.7 million.  Latitude expects to incur operating losses and negative cash flows through at least the fourth quarter of 2002.  Failure to generate sufficient revenues, raise additional capital or reduce spending could adversely affect Latitude’s ability to achieve its intended business objectives.

Basis of Consolidation and Foreign Currency Translation

The consolidated financial statements include the accounts of Latitude Communications, Inc and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Assets and liabilities of Latitude’s subsidiary in Singapore, which are denominated in the local currency, have been remeasured into the US dollar, the functional currency. Foreign currency gains and losses from remeasurements, which have been insignificant, are included in the consolidated statement of operations. Assets and liabilities of Latitude’s subsidiary in the United Kingdom, which operates in a local currency environment, are translated into US dollars at exchange rates in effect at the balance sheet date with the resulting translation adjustments recorded directly to other comprehensive income (loss). Income and expense accounts are translated at average exchange rates during the fiscal year.

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

Revenue Recognition

Latitude recognizes product revenues upon shipment if a signed contract exists, the fee is fixed or determinable, collection of resulting receivables is reasonably assured, the product returns are reasonably estimable and if applicable, acceptance has been obtained. Latitude generally does not allow product returns; however, in the past, upon request by a customer and approval of management, certain returns have been allowed. Therefore, provision for estimated product returns is recorded at the time products are shipped. For contracts with multiple obligations (e.g., maintenance, installation and other services), revenue is allocated to each component of the contract using the residual method based on the price sold separately. Latitude recognizes revenue allocated to maintenance fees, including amounts allocated from product revenue, for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to consulting services, and consulting services sold separately, such as installation and training, Latitude recognizes revenues as the related services are performed.  Revenues from hosted services are recognized as the related services are used.

In 1999, Latitude exchanged two systems for certain marketing services, licenses and related training and consulting and $205,000 in cash, which resulted in recognition of $609,000 of revenue and $404,000 of sales and marketing expenses. The assets and services were transferred between parties at their estimated fair value.

Financial Instruments

Latitude considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Latitude’s investments are comprised of certificates of deposit and U.S. federal agencies and are accounted for as available for sale.  Investments with maturities of less than one year are classified as short-term investments and investments with maturities greater than one year are classified as long-term investments.  Realized gains and losses are calculated using the specific identification method.  There were no realized gains and losses in 1999, 2000 or 2001.  Unrealized gains and losses are included as a separate component of other comprehensive income (loss) and stockholders’ equity.  See Note 4 for the fair value of Latitude’s investments.

Amounts reported for cash and cash equivalents, accounts receivable and accounts payable are considered to approximate fair value primarily due to their short maturities. Based on borrowing rates currently available to Latitude for loans with similar terms, the carrying value of its notes payable and capital lease obligations approximate fair value.

Certain Risks and Concentrations

Latitude’s cash, cash equivalents and certificates of deposit included in the short-term investments as of December 31, 2001 and 2000 are on deposit with two financial institutions in the United States, one in Singapore and one in the United Kingdom.

Latitude performs ongoing credit evaluations of its customers, and collateral is not required.

At December 31, 2001 one customer accounted for approximately 14% of our total revenue and 11% of accounts receivable. At December 31, 2000 and 1999, no customers accounted for more than 10% of our total revenue or of accounts receivable.  MeetingPlace products and related services have accounted for substantially all of Latitude’s revenue to date. The market in which Latitude competes is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and emerging industry standards. Significant technological change could adversely affect Latitude’s operating results and subject Latitude to returns of product and inventory losses. While Latitude has ongoing programs to minimize the adverse effect of such changes and considers technological change in estimating its allowances, such estimates could change in the future.

Latitude licenses technology that is incorporated into its products from certain third parties, including certain digital signal processing algorithms and the MeetingPlace server’s operating system and relational databases. Any significant interruption in the supply or support of any licensed software could adversely affect Latitude’s sales, unless and until Latitude can replace the functionality provided by this licensed software.

Because Latitude’s products incorporate software developed and maintained by third parties, Latitude depends on such third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost–effective basis and respond to emerging industry standards and other technological changes. The failure of these third parties to meet these criteria could harm Latitude’s business.

Latitude relies on third parties to obtain most of the components of the MeetingPlace server and integrate it with other standard components, such as the central processing unit and disk drives. If these third parties are no longer able to supply and assemble these components or are unable to do so in a timely manner, Latitude may experience substantial delays in shipping its products and have to invest resources in finding an alternative manufacturer or manufacture our products internally.

In addition, although Latitude generally uses standard parts and components in its products, Latitude obtains certain components, including the processors and digital signal processing devices used in the MeetingPlace server, from sole source suppliers. In the past, Latitude has experienced problems in obtaining some of these components in a timely manner from these sources, and it may be unable to continue to obtain an adequate supply of these components in a timely manner or, if necessary, from alternative sources. If Latitude is unable to obtain sufficient quantities of components or to locate alternative sources of supply, Latitude may experience substantial delays in shipping its products and incur additional costs to find an alternative manufacturer or manufacture its products internally.

Inventories

Inventory is stated at the lower of cost or market. Cost is determined on an average cost basis, which approximates the first in, first out method.

Property and Equipment

Property and equipment are stated at cost or, if leased, at the present value of the minimum lease payments less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method based on the estimated useful life of generally three years of the respective assets or for leasehold improvements the shorter of the term of the lease or estimated useful life. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in the determination of income.

Depreciation expense for 2001, 2000, and 1999 was $2,601,000, $1,638,000, and $772,000 respectively.

Research and Development Costs

Costs related to research, design and development of products are charged to research and development expenses as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers provided research and development activities for the related hardware portion of the product have been completed. Generally, Latitude’s products include hardware and software components that are developed concurrently. Amortization of capitalized research and development costs is computed at the greater of the amount computed using the ratio of current revenues to the total current and anticipated revenues or by the straight-line method over the remaining life of the product. Latitude evaluates the estimated net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any product for which the net book value is in excess of the net realizable value. During 2001 and 2000, $360,000 and $618,000 of software development costs were capitalized. Capitalized software development costs at December 31, 2001 and 2000 were $251,000, and  $511,000, respectively, net of accumulated amortization of $835,000 and $215,000, respectively.

Income Taxes

Latitude’s benefit from (provision for) income taxes is comprised of its current tax liability and the changes in its deferred tax assets and liabilities.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using current tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Advertising

Latitude expenses advertising costs as they are incurred. Advertising expense for 2001, 2000, and 1999 was $334,000, $38,000, and $787,000, respectively.

Stock–Based Compensation

Latitude accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), ‘‘Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), ‘‘Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25,’’ and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), ‘‘Accounting for Stock-Based Compensation.” Under APB 25, unearned compensation is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. Latitude accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issue Task Force (“EITF”) Issue No. 96-18, ‘‘Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.’’

Net Income (Loss) Per Share

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

A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net income per share follows (in thousands, except per share data):

	Year Ended December 31,
	2001	2000	1999
Net income (loss) per share, basic and diluted:
Numerator for basic and diluted net income (loss) per share	$(7,394)	$1,659	$7,372
Denominator for basic net income (loss) per share:
Weighted average vested common shares outstanding	19,011	18,702	13,164
Net income (loss) per share — basic	$(0.39)	$0.09	$0.56
Denominator for diluted net income (loss) per share:
Weighted average vested common shares outstanding	19,011	18,702	13,164
Effect of dilutive securities:
Nonvested common shares	—	404	252
Common stock options	—	825	1,147
Warrants	—	38	69
Convertible preferred stock	—	—	4,151
Weighted average common and common equivalent shares	19,011	19,969	18,783
Net income per share — diluted	$(0.39)	$0.08	$0.39

Antidilutive securities not included in diluted net loss per share calculation for the entire year:
Common stock options	283	630	—
	283	630	—

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.  Other comprehensive income (loss) consists of unrealized gains and losses on securities and foreign currency translation adjustments.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The adoption of SFAS 141 did not have a significant impact on our financial position and results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe that the adoption of SFAS 141 will not have a significant impact on our financial position and results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations”. SFAS 143 requires, among other things, retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over its useful life. SFAS 143 will be adopted by Latitude in the first quarter of fiscal 2002 and is not expected to have a significant impact on Latitude’s financial position or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business”. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less selling costs. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are required to be adopted during Latitude’s fiscal year beginning January 1, 2002. Latitude does not expect the adoption of SFAS 144 to have a significant impact on its financial position or results of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred.” This guidance requires companies to recognize the recovery of reimbursable expenses such as travel costs on services contracts as revenue. These costs are not to be netted as a reduction of cost. This guidance was effective January 1, 2002. Latitude does not expect this guidance to have a material effect on the financial statements due to Latitude’s billing practices.

Reclassifications

Certain amounts in the financial statements have been reclassified to conform with the current year’s presentation. These reclassifications did not change previously reported stockholders’ equity or net income.

NOTE     3—RESTRUCTURING:

During the quarter ended June 30, 2001, Latitude initiated a restructuring program. As a part of this restructuring program, Latitude recorded costs and other charges of $870,000 classified as operating expenses. Of this amount, $442,000 related to a reduction in the workforce by approximately 40 regular employees across all functional areas of Latitude, $228,000 related primarily to non-cancelable lease costs arising from the consolidation of excess facilities and $200,000 related to asset write-offs.

A summary of the restructuring costs is as follows (in thousands):

	Severance and Benefits	Facilities and Other Charges	Asset Write-Offs	Total
Provisions for fiscal 2001	$442	$228	$200	$870
Cash paid during the year	(222)	(70)	—	(292)
Non-cash charges	(31)	—	(200)	(231)
Adjusted provision for fiscal 2001	(189)	189	—	—
Restructuring reserve balance at December 31, 2001	$—	$347	$—	$347

The amounts related to non-cancelable lease costs will be paid over the respective lease terms through fiscal 2003.

NOTE 4—BALANCE SHEET ACCOUNTS (IN THOUSANDS):

Financial instruments

	December 31,
	2001		2000
Cash and cash equivalents:	Cost	Fair Value	Cost	Fair Value
Cash	$1,137	$1,137	$2,601	$2,601
Commercial paper	—	—	3,492	3,492
Money market	4,133	4,133	—	—
Auction rate securities	10,100	10,100	17,900	17,900
	$15,370	$15,370	$23,993	$23,993

Short-term investments:	December 31, 2001
	Amortized Cost	Gross Unrealized Gain	Fair Value
Corporate notes and bonds	$9,224	$128	$9,352
	$9,224	$128	$9,352

	December 31, 2000
	Amortized Cost	Gross Unrealized Gain	Fair Value
Certificates of deposit	$3,000	$—	$3,000
Corporate notes and bonds	11,172	31	11,203
	$14,172	$31	$14,203

Long-term investments:	December 31, 2001
	Amortized Cost	Gross Unrealized Gain	Fair Value
U.S. Federal agencies	$7,516	$91	$7,607

	December 31, 2000
	Amortized Cost	Gross Unrealized Gain	Fair Value
U.S. Federal agencies	$2,300	$1	$2,301

          At December 31, 2001 and 2000, all long-term investments matured over less than 24 months.

Accounts receivable:

	December 31,
	2001	2000
Accounts receivable	$6,334	$10,170
Allowance for doubtful accounts	(602)	(126)
	$5,732	$10,044

Inventory:

	December 31,
	2001	2000
Raw materials	$1,113	$1,216
Finished goods	611	446
	$1,724	$1,662

Property and equipment, net:

	December 31,
	2001	2000
Leasehold improvements	$407	$373
Computer equipment	7,097	4,376
Equipment under capital lease	3,045	3,045
Office equipment	1,286	1,264
	11,835	9,058
Less accumulated depreciation and amortization	(7,287)	(4,996)
	$4,548	$4,062

The accumulated depreciation of assets under capital leases totaled $2,943,000 and $2,554,000 at December 31, 2001 and 2000, respectively.  The equipment under capital leases collaterizes the related lease obligation.

Accrued liabilities:

	December 31,
	2001	2000
Accrued commission expense	$670	$740
Accrued vacation	421	372
Other	3,935	2,453
	$5,028	$3,565

                In July 2001, Latitude received a 5.02% promissary note for $400,000 from one of its officers. The note specifies that payment of principal and interest is due and payable on the date of the agreement. The amount due and receivable at December 31, 2001 is approximately $409,000, including accrued interest.

NOTE 5—DEBT:

The long–term debt consists of notes payable for the purchase of equipment and software, bearing interest from 7.0% to 16.27%, and are collateralized by the underlying equipment and software.

Future minimum payments under the notes payable are as follows (in thousands):

Years Ending December 31,
2002	$114

Less amount representing interest	(4)
110
Less current portion	(110)
$—

NOTE 6—COMMITMENTS:

Latitude leases its operating facilities under non-cancelable operating leases that expire at various dates through December 2005. Rent expense was $2,334,000 in 2001, $1,922,000 in 2000, and $1,041,000 in 1999. As of December 31, 2001, future minimum lease commitments and sub-lease income were as follows (in thousands):

	Operating Leases	Sub-Lease Income
Year Ending December 31,
2002	$2,678	$1,062
2003	2,412	55
2004	2,427	—
2005	2,409	—
	$9,926	$1,117

In November 2001, a series of securities class actions were filed in United States District Court for the Southern District of New York against certain underwriters for Latitude’s initial public offering (“IPO”), Latitude Communications, and certain officers of Latitude. The complaint alleges undisclosed and improper practices by the underwriters concerning the allocation of Latitude’s IPO shares, in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased Latitude’s stock during the period from May 6, 1999 to December 6, 2000. Latitude believes it has meritorious defenses to the claims against it and will defend itself vigorously. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition, results of operations or cash flows, and hence no amounts have been accrued for these cases.

NOTE 7—STOCKHOLDERS’ EQUITY:

Share Repurchase Program

On July 24, 2001 the Company’s Board of Directors approved a Share Repurchase Program of up to 1,000,000 shares of common stock.  As of December 31, 2001, the Company has purchased 240,400 shares under this program at a weighted average cost of $1.44 per share.

Preferred Stock

Latitude is authorized to issue 5,000,000 shares of  preferred stock, none of which is issued or outstanding. The Board of Directors has the authority to issue the stock in one or more series and to fix rights, preferences, privileges and restrictions, and the number of shares constituting any series and the designation of such series, without any further vote or action by the stockholders.

Stock Plans

Latitude’s Board of Directors has adopted the 1993 Plan, 1999 Plan and the 2001 Plan (the “Plans”) and through December 31, 2001 has authorized 7,055,000 shares of common stock for issuance under the Plans. The Plans consist of Stock Purchase Rights and an Option Grant Program.

Stock Purchase Rights provide for issuance of common stock at not less than 85% of the fair market value of the stock to employees and consultants. The Plan provides that the Administrator of the Plan shall advise the offeree in writing of the terms, conditions and restrictions related to the offer. Restricted stock purchases are subject to Latitude’s right of repurchase at the employee purchase price upon termination of employment. The right to repurchase generally lapses 25% one year from the date of purchase and 1/48 each month thereafter.

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

In April 1999, Latitude’s Board of Directors adopted the 1999 Directors’ Plan (the “Directors’ Plan”) and the 1999 Employee Stock Purchase Plan (the “Purchase Plan”).  The Purchase Plan was amended in February 2001 to offer a longer look-back period at which the shares could be purchased.

The Directors’ Plan provides that each person who is or becomes a nonemployee director of Latitude will be granted a nonstatutory stock option to purchase 20,000 shares of common stock on the date on which the optionee first becomes a nonemployee director of Latitude at an exercise price equal to its fair market value on the date of the grant. Thereafter, on the date of Latitude’s Annual Stockholders Meeting each year, each nonemployee director will be granted an additional option to purchase 5,000 shares of common stock at an exercise price equal to its fair market value on the date of the grant if, on such date, he or she has served on Latitude’s board of directors for at least six months. A total of 250,000 shares of common stock has been reserved for issuance under the Directors’ Plan, of which 200,000 shares remain available for future grants.

The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price equal to the lower of 85% of the fair market value of Latitude’s common stock at the beginning or end of the offering period. A total of 690,000 shares of common stock have been reserved for issuance under the Purchase Plan. During 2001, 2000 and 1999, 214,000, 116,000 and 52,000 shares, respectively, were issued under the Purchase Plan and at December 31, 2001, 308,000 shares remain available for future purchases.

Deferred Stock Compensation

During 1997, 1998 and 1999, Latitude issued stock purchase rights and options to certain employees under the Plans with exercise prices below the deemed fair market value of Latitude’s common stock at the date of grant. In accordance with the requirements of APB 25, Latitude has recorded deferred stock compensation for the difference between the purchase price of stock issued to employees under stock purchase rights or the exercise price of the stock options and the fair market value of Latitude’s stock at the date of grant.

This deferred stock compensation is amortized to expense on a straight-line basis over the period during which Latitude’s right to repurchase the stock lapses or options become exercisable, generally four years. Latitude had amortized to expense $384,000, $452,000, and $752,000 during 2001, 2000 and 1999, respectively related to deferred stock compensation.

During 1999 options to purchase 114,000 shares of Latitude’s common stock, with weighted–average exercise prices of $6.50 per share and weighted–average fair values of $13.50 per share, were granted with exercise prices below the estimated market value at the date of grant.

Stock Plan Activity

The activity for the stock purchase rights and stock options under the 1993 Plan, the 1999 Plan and the Directors’ Plan are as follows (in thousands except per share amounts):

		Restricted Stock Plan			Stock Option Plan
	Shares Available	Number of Shares	Weighted Average Purchase Price Per Share	Amount	Number of Shares	Weighted Average Purchase Price Per Share	Amount
Balances, December 31, 1998	234	3,739	$0.09	$331	1,352	$2.24	$3,024
Additional shares reserved	2,950	—	—	—	—	—	—
Shares purchased	(1)	1	10.00	7	—	—	—
Shares repurchased	16	(16)	0.26	(3)	—	—	—
Options granted	(800)	—	—	—	800	15.32	12,187
Options exercised	—	—	—	—	(129)	2.33	(300)
Options cancelled	317	—	—	—	(317)	3.45	(1,094)
Balances, December 31, 1999	2,716	3,724	0.09	335	1,706	8.12	13,817
Shares repurchased	12	(12)	0.29	(4)	—	—	—
Options granted	(1,631)	—	—	—	1,631	10.90	17,786
Options exercised	—	—	—	—	(213)	2.03	(435)
Options cancelled	642	—	—	—	(642)	12.19	(7,823)
Balances, December 31, 2000	1,739	3,713	0.09	331	2,482	9.40	23,345
Additional shares reserved	800	—	—	—	—	—	—
Shares repurchased	2	(2)	1.00	(2)	—	—	—
Options granted	(2,616)	10	1.20	12	2,606	2.34	6,086
Options exercised	—	(10)	1.20	(12)	(7)	1.14	(8)
Options cancelled	693	—	—	—	(693)	9.03	(6,265)
Balances, December 31, 2001	618	3,711	$0.09	$329	4,388	$5.28	$23,158

At December 31, 2001, 2000, and 1999, 0, 370,000, and 325,000 shares of outstanding common stock, respectively, were subject to Latitude’s right of repurchase at weighted average purchase prices per share of $0.23, and $0.29, at December 31, 2000 and 1999, respectively. At December 31, 2001, 2000 and 1999, options for the purchase of 1,256,000, 630,000 and 363,000, respectively, were exercisable at weighted average purchase prices per share of $7.25, $5.13 and $0.52, respectively.

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding As of 12/31/01	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable As of 12/31/01	Weighted-Average Exercise Price
$ 0.27 —$ 1.47	1,265,000	8.99	$1.28	273,000	$0.98
$ 1.60 —$ 3.19	1,245,000	9.22	$2.69	176,000	$2.95
$ 3.19 — $10.31	1,291,000	8.25	$5.72	508,000	$5.65
$10.38 — $31.69	587,000	7.97	$18.42	299,000	$18.23
$ 0.27 — $31.69	4,388,000	8.70	$5.28	1,256,000	$7.25

Pro Forma Stock Compensation

Latitude has adopted the disclosure–only provisions of SFAS No. 123. Had compensation cost been determined based on the fair value at the grant date for the awards since 1994 consistent with the provisions of SFAS No. 123 for the Plans, Directors’ Plan and Purchase Plan, Latitude’s net income (loss) for 2001, 2000 and 1999 would have been as follows (in thousands):

	Year ended December 31,
	2001	2000	1999
Net income (loss)—as reported	$(7,394)	$1,659	$7,372
Net income (loss)—pro forma	(13,215)	(3,527)	5,754
Net income (loss) per share—basic as reported	(0.39)	0.09	0.56
Net income (loss) per share—basic pro forma	(0.70)	(0.19)	0.44
Net income (loss) per share—diluted as reported	(0.39)	0.08	0.39
Net income (loss) per share—diluted pro forma	(0.70)	(0.19)	0.31

Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

The weighted–average grant date fair value of stock options granted was $2.32, $8.42, and $10.15 for 2001, 2000, and 1999, respectively.  The weighted average fair value of purchase rights granted under the Purchase Plan was $1.45 and $3.91 for 2001 and 2000, respectively.

In accordance with the provisions of SFAS 123, the following assumptions for option grants during 2001, 2000, and 1999 are included to estimate the fair value of each stock option and purchase right:

	Year ended December 31,
	2001	2000	1999
Stock Options:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	80%	113%	0-75%
Risk-free interest rate	3.5-5.0%	4.5-7.8%	4.5-7.8%
Expected life (years)	4	4	4

Employee Stock Purchase Plan:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	80%	113%	75%
Risk-free interest rate	4.3%	6.1%	4.8%
Expected life (years)	0.5	0.5	0.5

NOTE 8—INCOME TAXES:

The provision for (benefit from) income taxes consists of the following:

	2001	2000	1999
	(in thousands)
Current:
Federal, net of the benefit of net operating loss carryforwards $0 in 2001, $575,000 in 2000 and $595,000 in 1999	$—	$293	$522
State, net of the benefit $0 in 2001, $98,000 in 2000 and $63,000 in 1999	22	33	128
Foreign	50	30	22
	72	356	672
Deferred:
Federal	(3,254)	698	328
State	(781)	125	40
Foreign	—	—	22
Change in valuation allowance	—	—	(4,786)
	(4,035)	823	(4,396)
	$(3,963)	$1,179	$(3,724)

In 2001, loss before provision for income taxes consisted of $10,615,000 of loss from U.S. operations and $742,000 of loss from foreign operations. In 2000, income before provision for income taxes consisted of $2,763,000 of income from U.S. operations and $75,000 of income from foreign operations. In 1999, income before benefit from income taxes consisted of $3,807,000 of income from U.S. operations and $159,000 of loss from foreign operations.

Latitude’s effective tax rate differs from the statutory federal income tax rate as follows:

	2001	2000	1999
Statutory federal income tax (benefit) rate	34.0%	34.0%	34.0%
State taxes net of federal benefits	4.9	3.8	9.4
Stock compensation	(1.1)	4.6	8.4
Research and development credit	2.3	(3.4)	(3.8)
Change in valuation allowance	—	—	(116.3)
Benefit of net operating loss carryforwards	—	—	(38.8)
Alternative minimum tax	—	2.5	0.8
Other	(5.2)	0.1	4.3
Effective tax rate	34.9%	41.6%	(102.0% )

The significant components of the net deferred tax asset are as follows:

	December 31,
	2001	2000
	(in thousands)
Net operating loss carryforwards	$4,345	$1,768
Research and development credit	1,623	1,355
Property and equipment	247	121
Capitalized research and development for tax purposes	207	250
Other	975	79
Net deferred tax asset	$7,397	$3,573

Latitude had placed a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluated on a quarterly basis the recoverability of the deferred tax asset and the level of the valuation allowance. During the fourth quarter of 1999, Latitude recognized its deferred tax assets as it determined that it is more likely than not that the deferred tax assets were realizable based primarily on its future expectations.

At December 31, 2001, Latitude had federal and state net operating loss carryforwards of approximately $13,500,000 and $12,000,000, respectively, available to offset future regular and alternative minimum taxable income. Latitude’s federal and state net operating loss carryforwards expire in 2002 through 2020, if not utilized.

At December 31, 2001, Latitude had federal and state research and development and other credits of approximately $1,350,000 and $500,000, respectively. The federal research and development credit carryforwards expire in 2002 through 2020, if not utilized.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If Latitude should have an ownership change, as defined, utilization of the carryforwards could be restricted.

NOTE 9—EMPLOYEE BENEFIT PLANS:

Latitude sponsors the Latitude Communications Salary Savings Plan (the “Plan”) which qualifies under Section 401(k) of the Internal Revenue Code. All employees meeting minimum age requirements are eligible to enroll in the Plan upon initiating employment. Currently, Latitude is not offering an employer contribution.

NOTE 10—SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION:

Management uses one measurement of profitability to evaluate and manage its business. Latitude markets its products and related services to customers in many industries in the United States, Europe and Asia.

Revenue, which is classified based on the country to which the product is shipped, and long-lived assets information by geographic area as of and for the year ended:

	Revenues	Long-Lived Assets
	(in thousands)
December 31, 2001:
United States	$29,972	$4,481
International	3,884	67
Total	$33,856	$4,548
December 31, 2000:
United States	$40,263	$3,972
International	3,168	90
Total	$43,431	$4,062
December 31, 1999:
United States	$30,361	$2,613
International	2,681	42
Total	$33,042	$2,655

In 2001 one customer accounted for 14% of total revenue.  In 2000 and 1999, no customer accounted for more than 10% of total revenue.

NOTE 11—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2001:
Total revenue	$10,216	$8,253	$6,624	$8,763
Gross profit	6,688	4,952	3,214	4,508
Net income (loss)	(875)	(2,539)	(2,465)	(1,515)
Net income (loss) per share — basic	$(0.05)	$(0.14)	$(0.13)	$(0.08)
Net income (loss) per share — diluted	$(0.05)	$(0.14)	$(0.13)	$(0.08)

2000:
Total revenue	$10,365	$11,689	$10,163	$11,214
Gross profit	7,637	8,405	7,199	7,783
Net income (loss)	844	799	300	(284)
Net income (loss) per share — basic	$0.05	$0.04	$0.02	$(0.02)
Net income (loss) per share — diluted	$0.04	$0.04	$0.02	$(0.02)

SCHEDULE II

LATITUDE COMMUNICATIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Reductions) to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 1999	235	11	(8)	238
Year ended December 31, 2000	238	143	(255)	126
Year ended December 31, 2001	126	800	(324)	602
Deferred tax asset valuation allowance:
Year ended December 31, 1999	5,960	(5,960)	—	—
Year ended December 31, 2000	—	—	—	—
Year ended December 31, 2001	—	—	—	—
Allowance for sales returns:
Year ended December 31, 1999	325	(12)	—	313
Year ended December 31, 2000	313	—	(159)	154
Year ended December 31, 2001	154	13	(1)	166