Form 10-Q
period 2002-03-31
LATITUDE COMMUNICATIONS INC
filed 2002-05-15
CIK 1078425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

Commission file number 000-25475

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

Yes ☒    No ☐

As of April 30, 2002, there were 19,398,000 shares of the registrant’s Common Stock outstanding.

PART I.         FINANCIAL INFORMATION

Item 1.            Financial Statements.

LATITUDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$11,706	$15,370
Short-term investments	14,324	9,352
Accounts receivable, net	6,494	5,732
Inventory	1,539	1,724
Prepaids and other assets	1,893	2,074
Deferred tax assets	1,240	1,240
Total current assets	37,196	35,492
Property and equipment, net	4,082	4,548
Long-term investments	5,117	7,607
Deferred tax assets	7,064	6,257
Deposits and other long-term assets	1,013	988
Total assets	$54,472	$54,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,547	$887
Accrued liabilities	4,416	5,028
Deferred revenue	3,786	3,825
Current portion of long-term debt	94	110
Total current liabilities	10,843	9,850
Other non-current liabilities	217	189
Total liabilities	11,060	10,039
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 5,000 shares at March 31, 2002 and December 31, 2001 Issued and outstanding: No shares at March 31, 2002 and December 31, 2001	—	—
Common stock, $0.001 par value Authorized: 75,000 shares at March 31, 2002 and December 31, 2001 Issued and outstanding: 19,296 and 19,290 shares at March 31, 2002 and December 31, 2001, respectively	19	19
Additional paid-in capital	57,652	57,641
Deferred stock compensation	(143)	(212)
Accumulated other comprehensive income	53	93
Accumulated deficit	(14,169)	(12,688)
Total stockholders’ equity	43,412	44,853
Total liabilities and stockholders’ equity	$54,472	$54,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2002	2001

Revenue:
Product	$3,426	$6,156
Service	6,046	4,060
Total revenue	9,472	10,216

Cost of revenue:
Product	1,052	1,016
Service (includes non-cash stock compensation of $1 and $2 in 2002 and 2001, respectively)	3,428	2,512
Total cost of revenue	4,480	3,528

Gross profit	4,992	6,688

Operating expenses:
Research and development (includes non-cash stock compensation of $12 and $18 in 2002 and 2001, respectively)	1,420	1,758
Marketing and sales (includes non-cash stock compensation of $11 and $10 in 2002 and 2001, respectively)	4,910	5,616
General and administrative (includes non-cash stock compensation of $46 and $65 in 2002 and 2001, respectively)	1,204	1,246
Total operating expenses	7,534	8,620

Loss from operations	(2,542)	(1,932)

Interest income, net	267	565

Loss before benefit from income taxes	(2,275)	(1,367)

Benefit from income taxes	794	492

Net loss	$(1,481)	$(875)

Other comprehensive income (loss), net of tax—
Unrealized gain (loss) on securities	(53)	24
Cumulative translation adjustment	13	(15)

Comprehensive loss	$(1,521)	$(866)

Net loss per share—basic	$(0.08)	$(0.05)
Shares used in per share calculation—basic	19,294	18,746
Net loss per share—diluted	$(0.08)	$(0.05)
Shares used in per share calculation—diluted	19,294	18,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(1,481)	$(875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	701	554
Amortization of capitalized software	121	97
Write down of excess and obsolete inventory	150	—
Provision for doubtful accounts	3	—
Amortization of deferred stock compensation	69	96
Changes in assets and liabilities:
Accounts receivable	(752)	(2,987)
Inventory	35	156
Prepaids and other assets	60	143
Deferred income taxes	(807)	(493)
Accounts payable	1,660	(244)
Accrued liabilities	(584)	413
Deferred revenue	(39)	989
Net cash used in operating activities	(864)	(2,151)

Cash flows from investing activities:
Purchases of property and equipment	(235)	(742)
Purchases of available for sale securities	(6,635)	(16,461)
Maturities of available for sale securities	4,100	14,200
Increase in deposits and other long-term assets	(25)	(7)
Net cash used in investing activities	(2,795)	(3,010)

Cash flows from financing activities:
Proceeds from issuance of common stock	11	38
Repayment of notes payable and capital lease obligations	(16)	(94)
Other	—	(15)
Net cash used in financing activities	(5)	(71)

Net decrease in cash and cash equivalents	(3,664)	(5,232)
Cash and cash equivalents, beginning of period	15,370	23,993
Cash and cash equivalents, end of period	$11,706	$18,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—The Company and Basis of Presentation

Latitude Communications, Inc. (the “Company”) is a leading provider of enterprise e-conferencing solutions. The Company develops, markets and supports its MeetingPlace system and services, which enables real-time collaboration through meetings via Web browsers, groupware applications such as Outlook and Notes, and PSTN and IP phones. MeetingPlace also allows users to share and edit live documents, record, and access meeting content. Highly scalable and designed to be deployed as part of a company’s standard communications infrastructure, MeetingPlace can support tens of thousands of users. The Company distributes its product and services through distributors and a direct sales force to companies across many industries in the United States, Europe and Asia.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements, however, it does not include all disclosures required by generally accepted accounting principles in the United States of America. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2—Recent Accounting Pronouncements

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business”. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less selling costs. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  The adoption of SFAS 144 did not have a significant impact on our financial position or results of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred.” This guidance requires companies to recognize the recovery of reimbursable expenses such as travel costs on services contracts as revenue. These costs are not to be netted as a reduction of cost. This guidance was effective January 1, 2002.  This guidance did not have a material effect on the financial statements.

Note 3—Inventory

	March 31, 2002	December 31, 2001
	(Unaudited)
Raw materials	$1,078	$1,113
Finished goods	461	611
	$1,539	$1,724

Note 4—Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares.  Diluted net loss per share is the same as basic net loss per share for the periods presented because the inclusion of potentially dilutive common shares, which consisted of common shares issuable upon the exercise of stock options, would result in an antidilutive per share amount.

A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts).

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Net loss per share, basic and diluted:
Numerator for net loss, basic and diluted	$(1,481)	$(875)
Denominator for basic net loss per share:
Weighted average vested common shares outstanding	19,294	18,746
Net loss per share basic	$(0.08)	$(0.05)

Denominator for diluted net loss per share:
Weighted average vested common shares outstanding	19,294	18,746
Effect of dilutive securities:
Common stock options	—	—
Weighted average common and common equivalent shares	19,294	18,746

Net loss per share diluted	$(0.08)	$(0.05)

Antidilutive securities not included in diluted net loss per share calculation for the entire year:

Common stock options	4,509	3,505

Note 5—Restructuring

During the quarter ended June 30, 2001, the Company initiated a restructuring program. As a part of this restructuring program, the Company recorded costs and other charges of $870,000 classified as operating expenses.  Of this amount, $442,000 related to a reduction in the workforce by approximately 40 regular employees across all functional areas of the Company, $228,000 related primarily to non-cancelable lease costs arising from the consolidation of excess facilities and $200,000 related to asset write-offs.

A summary of the restructuring costs is as follows (in thousands):

	Severance and Benefits	Facilities and Other Charges	Asset Write-Offs	Total
Provisions for fiscal 2001	$442	$228	$200	$870
Cash paid	(222)	(70)	—	(326)
Non-cash charges	(31)	—	(200)	(231)
Adjusted provision	(189)	189	—	—
Restructuring reserve balance at December 31, 2001	$—	$347	$—	$347
Cash paid	—	(34)	—	(34)
Restructuring reserve balance at March 31, 2002	$—	$313	$—	$313

The amounts related to non-cancelable lease costs will be paid over the respective lease terms through fiscal 2003.

Note 6 — Share Repurchase Program

On July 24, 2001 the Company’s Board of Directors approved a Share Repurchase Program of up to 1,000,000 shares of common stock.  There were no shares purchased during the three months ended March 31, 2002.  As of March 31, 2002, the Company has purchased 240,400 shares under this program at a weighted average cost of $1.44 per share.

Note 7 — Contingencies

In November 2001, a series of securities class actions were filed in United States District Court for the Southern District of New York against certain underwriters for Latitude's initial public offering ("IPO"), Latitude, and certain officers of Latitude.  The complaint alleges undisclosed and improper practices by the underwriters concerning the allocation of Latitude's IPO shares, in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased Latitude's stock during the period from May 6, 1999 to December 6, 2000.  Latitude believes it has meritorious defenses to the claims against it and will defend itself vigorously.  In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations, and hence no amounts have been accrued for these cases.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10–Q include a number of forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as “anticipates,” “believes,” “expects,” “future,” and “intends,” and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks are described in “ Factors Affecting Future Operating Results “ and elsewhere in this Form 10–Q.  The Company assumes no obligation to update these forward–looking statements to reflect actual results or changes in factors or assumptions affecting such forward–looking statements.

Overview

We are a leading provider of integrated, secure voice and web conferencing solutions that enable geographically dispersed organizations to work better through real-time collaboration. The company’s award-winning MeetingPlace system integrates with standard communications infrastructures enabling people to share and edit live documents to work together productively from any location. With MeetingPlace, participants can schedule and attend a meeting, view, share and edit documents, and capture and retrieve meeting content. MeetingPlace is designed to be an enterprise-wide resource and to leverage existing technologies such as telephones, cellular phones and personal computers.

We generate revenue from sales of our MeetingPlace products and services, and from related customer support and consulting services. Revenue derived from product sales constituted 36% of total revenue in the first quarter of 2002 and 60% during the corresponding period of 2001. Product revenue is generally recognized upon shipment if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is probable, product returns are reasonably estimable and, if applicable, acceptance has been obtained. We calculate an allowance for returns based on historical rates. Service revenue includes revenue from our usage and subscription based managed and hosted MeetingPlace services, implementation and integration services, system management services, warranty coverage and customer support. Revenue from managed, hosted, implementation and system integration services is recognized as the services are performed, while revenue from warranty coverage and customer support is recognized ratably over the period of the contract.

We sell our MeetingPlace products primarily through our direct sales force and, to a lesser extent, through indirect distribution channels. The majority of our revenue is derived from Fortune 1000 companies, many of which initially purchase MeetingPlace servers and later expand deployment of our products as they require additional capacity for voice and web conferencing.

Total cost of revenue consists of component and materials costs, direct labor costs, warranty costs, royalties and overhead related to manufacturing of our products, as well as materials, travel and labor costs related to personnel engaged in our service operations. Product gross margin is impacted by the proportion of product revenue derived from software sales, which typically carry higher margins than hardware sales, and from indirect distribution channels, which typically carry lower margins than direct sales. Service gross margin is impacted by the mix of services we provide, which have different levels of profitability, usage levels by our customers and the efficiency with which we provide support to our customers. We reduce the carrying value of excess and obsolete inventory by identifying inventory components either considered excess based on estimates of future usage or obsolete due to changes in our products. As a result of technological changes, our products may become obsolete or we could be required to redesign our products.

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

Results Of Operations

The following table lists, for the periods indicated, the percentage of total revenue of each line item from our condensed consolidated statement of operations to total revenues:

	Three Months Ended March 31,
	2002	2001
Revenue:
Product	36.2%	60.3%
Service	63.8%	39.7%
Total revenue	100.0%	100.0%
Cost of revenue:
Product	11.1%	9.9%
Service	36.2%	24.6%
Total cost of revenue	47.3%	34.5%
Gross profit	52.7%	65.5%

Operating expenses:
Research and development	15.0%	17.2%
Marketing and sales	51.9%	55.0%
General and administrative	12.7%	12.2%
Total operating expenses	79.6%	84.4%
Loss from operations	(26.9)%	(18.9)%
Interest income, net	2.8%	5.5%
Loss before benefit from income taxes	(24.1)%	(13.4)%
Benefit from income taxes	8.4%	4.8%
Net loss	(15.6)%	(8.6)%

Product Revenue

Product revenue was $3.4 million for the first quarter of 2002, which represented a decrease of 44% when compared to the corresponding period of 2001. The decrease was due to fewer MeetingPlace system sales in an environment of reduced capital spending by our existing and target customers. International sales represented approximately 12% and 17% of product revenue in the three months ended March 31, 2002 and 2001, respectively.  While we expect both the number of systems shipped and the average selling price per system to increase each quarter during 2002, the capital spending environment continues to be uncertain and we may experience quarter-to-quarter variability in product revenue in absolute dollars.

Service Revenue

Service revenue was $6.1 million for the first quarter of 2002, which represented an increase of 49% when compared to the corresponding period of 2001. The increase was attributable primarily to the introduction of new usage based managed and hosted services.  We expect that service revenues will continue to grow in absolute dollars as we add new customers using these services.

Total Cost of Revenue

Total cost of revenue was $4.5 million for the first quarter of 2002, which represented an increase of 27% when compared to the corresponding period of 2001. The increase in total cost of revenue was attributable to a change in the mix of revenues from higher margin product revenue to lower margin service revenue, and we expect this trend to continue.

Gross profit was $5.0 million for the first quarter of 2002, as compared to $6.7 million in the corresponding period of 2001. Gross margin was 53% as a percentage of revenue, for the first quarter of 2002, as compared to 66% for the corresponding period of 2001.

Product gross margin decreased to 69% as a percentage of product revenue for the first quarter of 2002 as compared to 84% for the corresponding period of 2001. We expect that product gross margin may decrease in the future due in part to potential pricing pressure and an expected increase in the proportion of revenue derived from indirect distribution channels.

Service gross margin was 43% as a percentage of service revenue for the first quarter of 2002 as compared to 38% for the corresponding period in 2001.  The increase in service revenue margin is due to the addition of higher margin managed and hosted services to our traditional maintenance and installation service revenue streams.   We expect that service gross margin to generally range from 40% to 50% of service revenue.

Research and Development Expenses

Research and development expenses consist primarily of compensation and related costs for research and development personnel, facilities expenses for testing space, and equipment and purchased software. Research and development expenses were $1.4 million for the first quarter of 2002, which represented a decrease of 19% when compared to corresponding period in 2001. As a percentage of total revenues, research and development expenses declined from 17% in the first quarter of 2001 to 15% in the first quarter of 2002.  The decrease in expenses is primarily due to a decrease in purchased software during the quarter.  We expect to continue to make investments in research and development and expect that research and development expenses will increase in absolute dollars in future quarters.

Marketing and Sales Expenses

Marketing and sales expenses consist primarily of promotional expenditures and compensation and related costs for marketing and sales personnel. Marketing and sales expenses were $4.9 million for the first quarter of 2002, which represented a decrease of 13% when compared to corresponding period in 2001. As a percentage of total revenues, marketing and sales expenses declined from 55% in the first quarter of 2001 to 52% in the first quarter of 2002.  The decrease in expenses is primarily due to a decrease in the effective commission rate as a percentage of revenues.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, legal and accounting expenses and other general corporate expenses. General and administrative expenses were $1.2 million for the first quarter of 2002, which represented a decline of 3% when compared to the corresponding period in 2001. As a percentage of total revenues, general and administrative expenses increased from 12% in the first quarter of 2001 to 13% in the first quarter of 2002.

Amortization of Deferred Stock Compensation

In connection with the completion of our initial public offering in May 1999, options granted in the last quarter of 1997, 1998 and the first quarter of 1999 have been considered to be compensatory. Total remaining deferred stock compensation associated with these options as of March 31, 2002 amounted to $143,000. This amount is being amortized based on the remaining vesting period of these options, and we expect the balance to be amortized over the remainder of 2002.

Interest Income, Net

Interest income, net of interest expense, was $267,000 for the first quarter of 2002, compared to interest income, net of interest expense of $565,000 for the corresponding period in 2001. The decrease in net interest income was attributable primarily to lower market interest rates.

Benefit from (Provision for) Income Taxes

For the quarter ended March 31, 2002, the benefit from income tax was $794,000, compared to a benefit of $492,000 in the quarter ended March 31, 2001. Our effective tax rate was approximately 35% for the first quarter of 2002 and approximately 36% for the same period in 2001.

Liquidity and Capital Resources

In May 1999, we completed an initial public offering of common stock, resulting in net proceeds to us of approximately $33.8 million. As of March 31, 2002, we had $31.1 million of cash, cash equivalents and investments, which represented 57% of total assets.

Cash used in operating activities was $864,000 during the first three months of 2002, compared to cash used in operating activities of $2.2 million in the same period of 2001. Cash used in operating activities in 2002 was primarily due to a net loss and an increase in accounts receivable, partially offset by an increase in accounts payable.

Cash used in investing activities in the first three months of 2002 was $2.8 million, which consisted primarily of the purchase of marketable securities of $6.6 million and purchase of property and equipment of $235,000, partially offset by maturities of marketable securities. For the first three months in 2001, cash used in investing activities of $3.0 million consisted primarily of the purchase of marketable securities of $16.5 million and purchase of property and equipment of $742,000, partially offset by maturities of marketable securities.

Cash used in financing activities in the first three months of 2002 of $5,000 consisted primarily of payments on obligations under capital leases and notes payable of $16,000 partially offset by the proceeds from issuance of common stock under employee benefit plans. For the first three months of 2001, cash used in financing activities of $71,000 primarily consisted of payments on obligations under capital leases and notes payable of $94,000, partially offset by the proceeds from issuance of common stock under employee benefit plans.

Latitude has incurred losses of $7.4 million and $1.5 million and negative cash flows from operations of $8.6 million and $864,000 during the year ended December 31, 2001 and the three months ended March 31, 2002, respectively.  As of March 31, 2002, Latitude had an accumulated deficit of approximately $14.2 million.  Latitude expects to incur operating losses and negative cash flows through at least the fourth quarter of 2002.

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

Impact of Recently Issued Accounting Standards

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business”. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less selling costs. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  The adoption of SFAS 144 did not have a significant impact on our financial position or results of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred.” This guidance requires companies to recognize the recovery of reimbursable expenses such as travel costs on services contracts as revenue. These costs are not to be netted as a reduction of cost. This guidance was effective January 1, 2002.  This guidance did not have a material effect on the financial statements.

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

Our customers do not have long-term obligations to purchase our products and services; therefore our revenue and operating results could decline if our customers do not continue to purchase our products or use our services. Our customers are not obligated to continue to purchase our products or use our services.  As a result, the failure of repeat customer usage, or our inability to retain existing customers and sustain or increase their usage of our services, could result in lower than expected revenue, and therefore, harm our ability to become profitable and cause our stock price to decline.  In addition, because our customers have no continuing obligations with us, we may face increased downward pricing pressure that could cause a decrease in our gross margins.  Our customers depend on the reliability of our services and we may lose a customer if we fail to provide reliable services for even a single communication event.

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

Our sales cycle is lengthy and unpredictable. Any delay in sales of our products and services could cause our quarterly revenue and operating results to fluctuate. The typical sales cycle of our products is lengthy, generally between six to twelve months, unpredictable, and involves significant investment decisions by prospective customers, as well as our education of potential customers regarding the use and benefits of our products. Furthermore, many of our prospective customers have neither budgeted expenses for voice and web conferencing systems nor have personnel specifically dedicated to procurement and implementation of these conferencing systems. As a result, our customers spend a substantial amount of time before purchasing our products in performing internal reviews and obtaining capital expenditure approvals. Our sales cycle lengthened in 2001 and we cannot be certain that this cycle will not lengthen in the future. The emerging and evolving nature of the real–time voice and web conferencing market may lead to confusion in the market, which may cause prospective customers to postpone their purchase decisions.

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

In 2001, we expanded our service offerings to include hosted services for our customers. The success of our hosted services will depend on the efficient and uninterrupted operation of our computer and communication hardware and software systems. In addition, some of our communications hardware and software for our services businesses are hosted at third party co-location facilities.  These systems and operations are vulnerable to damage or interruption as a result of human error, telecommunications failures, break-ins, acts of vandalism, computer viruses and natural disasters. Systems failure or damage could cause an interruption of our services and result in loss of customers, difficulties in attracting new customers and could adversely impact our operating results.  In addition, if the number of customers who purchase our hosted services increases over time, our systems must be able to accommodate increased usage. If we are unable to increase our capacity to accommodate growth in usage, we could encounter system performance issues, which could harm our relationships with customers and our reputation.

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

We may need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.  If our existing cash balances and cash flows expected from future operations are not sufficient to meet our liquidity needs, we will need to raise additional funds.  If adequate funds are not available on acceptable terms or at all, we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements.

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

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio at March 31, 2002 (in thousands).

	2002	2003	Total

Corporate notes and bonds	$7,264	$9,133	$16,397
Average interest rate	5.05%	4.30%	4.63%
Federal agencies	$—	$3,043	$3,043
Average interest rate	—	4.28%	4.28%

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

PART II.        OTHER INFORMATION

Item 1.            Legal Proceedings.

In November 2001, a series of securities class actions were filed in United States District Court for the Southern District of New York against certain underwriters for Latitude’s initial public offering (“IPO”), Latitude, and certain officers of Latitude. The complaint alleges undisclosed and improper practices by the underwriters concerning the allocation of Latitude’s IPO shares, in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased Latitude’s stock during the period from May 6, 1999 to December 6, 2000. Latitude believes it has meritorious defenses to the claims against it and will defend itself vigorously. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations, and hence no amounts have been accrued for these cases.

Item 2.            Not Applicable.

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
Joseph J. Cooney
Vice President, Finance
(Principal Financial and Accounting Officer)

Date:  May 15, 2002