Form 10-Q
period 2002-06-30
LATITUDE COMMUNICATIONS INC
filed 2002-08-14
CIK 1078425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

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

Yes ☒    No ☐

As of July 31, 2002, there were 19,378,000 shares of the registrant’s Common Stock outstanding.

PART I.                FINANCIAL INFORMATION

Item 1.   Financial Statements.

LATITUDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	June 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$8,392	$15,370
Short-term investments	18,952	9,352
Accounts receivable, net	8,988	5,732
Inventory	1,061	1,724
Prepaids and other assets	2,525	2,074
Deferred tax assets	1,240	1,240
Total current assets	41,158	35,492
Property and equipment, net	4,073	4,548
Long-term investments	—	7,607
Deferred tax assets	7,739	6,257
Deposits and other long-term assets	1,056	988
Total assets	$54,026	$54,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,161	$887
Accrued liabilities	4,079	5,028
Deferred revenue	5,134	3,825
Current portion of long-term debt	62	110
Total current liabilities	11,436	9,850
Other non-current liabilities	243	189
Total liabilities	11,679	10,039
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 5,000 shares at June 30, 2002 and December 31, 2001 Issued and outstanding: No shares at June 30, 2002 and December 31, 2001	—	—
Common stock, $0.001 par value Authorized: 75,000 shares at June 30, 2002 and December 31, 2001 Issued and outstanding: 19,378 and 19,290 shares at June 30, 2002 and December 31, 2001, respectively	19	19
Additional paid-in capital	57,764	57,641
Deferred stock compensation	(86)	(212)
Accumulated other comprehensive income	32	93
Accumulated deficit	(15,382)	(12,688)
Total stockholders’ equity	42,347	44,853
Total liabilities and stockholders’ equity	$54,026	$54,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Product	$3,498	$2,984	$6,924	$9,140
Service	6,517	5,269	12,563	9,329
Total revenue	10,015	8,253	19,487	18,469
Cost of revenue:
Product	1,356	661	2,408	1,677
Service (includes non-cash stock compensation of $0, $2, $1 and $4, respectively)	3,335	2,642	6,763	5,154
Total cost of revenue	4,691	3,303	9,171	6,831
Gross profit	5,324	4,950	10,316	11,638

Operating expenses:
Research and development (includes non-cash stock compensation of $10, $17, $22 and $35, respectively)	1,510	1,413	2,930	3,171
Marketing and sales (includes non-cash stock compensation of $8, $11, $18 and $22, respectively)	4,800	5,150	9,710	10,766
General and administrative (includes non-cash stock compensation of $39, $65, $85 and $130, respectively)	1,150	1,914	2,354	3,160
Restructuring charge	0	870	0	870
Total operating expenses	7,460	9,347	14,994	17,967
Loss from operations	(2,136)	(4,397)	(4,678)	(6,329)
Interest income, net	250	484	517	1,049
Loss before benefit from income tax	(1,886)	(3,913)	(4,161)	(5,280)
Benefit from income tax	673	1,374	1,467	1,866

Net loss	$(1,213)	$(2,539)	$(2,694)	$(3,414)

Other comprehensive income (loss), net of tax— Unrealized gain (loss) on securities	(28)	(57)	26	(33)

Cumulative translation adjustment	48	(1)	35	(17)

Comprehensive loss	$(1,193)	$(2,597)	$(2,633)	$(3,464)

Net loss per share-basic and diluted	$(0.06)	$(0.14)	$(0.14)	$(0.18)

Shares used in per share calculation—basic and diluted	19,361	18,752	19,328	18,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(2,694)	$(3,414)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,412	1,189
Amortization of capitalized software	274	229
Write down of excess and obsolete inventory	250	—
Provision for doubtful accounts	3	650
Amortization of deferred stock compensation	126	191
Changes in assets and liabilities:
Accounts receivable	(3,294)	3,902
Inventory	413	(511)
Prepaids and other assets	(725)	279
Deferred income taxes	(1,482)	(1,866)
Accounts payable	1,274	231
Accrued liabilities	(895)	897
Deferred revenue	1,309	(1,474)
Net cash (used in) provided by operating activities	(4,029)	303

Cash flows from investing activities:
Purchases of property and equipment	(937)	(1,780)
Purchases of available for sale securities	(9,624)	(29,595)
Maturities of available for sale securities	7,605	22,525
Increase in deposits and other long-term assets	(68)	(50)
Net cash used in investing activities	(3,024)	(8,900)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	123	216
Repayment of notes payable and capital lease obligations	(48)	(152)
Other	—	21
Net cash provided by financing activities	75	85

Net decrease in cash and cash equivalents	(6,978)	(8,512)
Cash and cash equivalents, beginning of period	15,370	23,993
Cash and cash equivalents, end of period	$8,392	$15,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—The Company and Basis of Presentation

Latitude Communications, Inc. (the “Company”) is a leading provider of enterprise e-conferencing solutions. The Company develops, markets and supports its MeetingPlace system, and related services, which enables real-time collaboration through meetings via Web browsers, groupware applications such as Outlook and Notes, and PSTN and IP phones. MeetingPlace also allows users to share and edit live documents, record, and access meeting content.  The Company distributes its product and services through distributors and a direct sales force to companies across many industries in the United States, Europe and Asia.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements; however, it does not include all disclosures required by generally accepted accounting principles in the United States of America. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2—Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that meets the criteria of EITF No. 94-3 prior to the adoption of SFAS 146.  The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. We will adopt SFAS 146 during the first quarter ending March 31, 2003 and do not expect an impact on our financial position and results of operations from the adoption of SFAS 146.

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

Note 3—Inventory

Inventory consists of following (in thousands):

	June 30, 2002	December 31, 2001
	(Unaudited)
Raw materials	$737	$1,113
Finished goods	324	611
	$1,061	$1,724

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

	Three Months Ended June 30		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net loss per share, basic and diluted:
Numerator for net loss, basic and diluted	$(1,213)	$(2,539)	$(2,694)	$(3,414)
Denominator for basic and diluted net loss per share:
Weighted average vested common shares outstanding	19,361	18,752	19,328	18,749
Net loss per share basic and diluted	$(0.06)	$(0.14)	$(0.14)	$(0.18)

Anti-dilutive securities not included in the calculation of diluted EPS because the Company incurred a net loss:
Nonvested common shares	—	626	—	626
Common stock options	4,533	3,570	4,533	3,570

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

A summary of the restructuring costs is as follows (in thousands):

	Severance and Benefits	Facilities and Other Charges	Asset Write-Offs	Total
Provisions for fiscal 2001	$442	$228	$200	$870
Cash paid	(222)	(70)	—	(292)
Non-cash charges	(31)	—	(200)	(231)
Adjusted provision	(189)	189	—	—
Restructuring reserve balance at December 31, 2001	—	347	—	347
Cash paid		(74)	—	(74)
Restructuring reserve balance at June 30, 2002	$—	$273	$—	$273

The amounts related to non-cancelable lease costs will be paid over the respective lease terms through fiscal 2003.

Note 6 — Share Repurchase Program

On July 24, 2001 the Company’s Board of Directors approved a Share Repurchase Program of up to 1,000,000 shares of common stock.  During the three months ended June 30, 2002, 20,000 shares were repurchased.  As of June 30, 2002, the Company has purchased 260,400 shares under this program at a weighted average cost of $1.44 per share.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10–Q include a number of forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as “anticipates,” “believes,” “expects,” “future,” and “intends,” and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks are described in “ Factors Affecting Future Operating Results” and elsewhere in this Form 10-Q. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

While we believe that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission (“SEC”).

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

We generate revenue from sales of our MeetingPlace products and services, and from related customer support and consulting services. Revenue derived from product sales constituted 35% of total revenue in the second quarter of 2002 and 36% during the corresponding period of 2001. Product revenue is generally recognized upon shipment if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is probable, product returns are reasonably estimable and, if applicable, acceptance has been obtained. We calculate an allowance for returns based on historical rates. Service revenue includes revenue from our usage and subscription based managed and hosted MeetingPlace services, implementation and integration services, system management services, warranty coverage and customer support. Revenue from managed, hosted, implementation and system integration services is recognized as the services are performed, while revenue from warranty coverage and customer support is recognized ratably over the period of the contract.

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

During 2001, we recorded significant accruals in connection with our restructuring program. These accruals included estimates pertaining to employee separation costs and the settlements of contractual obligations related to excess leased facilities and other contracts.  The actual costs may differ from these estimates, particularly the costs surrounding the excess leased facilities. If we are unable to negotiate affordable termination fees, if rental rates continue to decrease in the markets in which we are located, or if it takes us longer than expected to find a suitable sublease tenant, the actual costs could exceed our estimates.

Results Of Operations

The following table lists, for the periods indicated, the percentage of total revenue of each line item from our condensed consolidated statement of operations to total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Product	34.9%	36.2%	35.5%	49.5%
Service	65.1	63.8	64.5	50.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	13.5	8.0	12.4	9.1
Service	33.3	32.0	34.7	27.9
Total cost of revenue	46.8	40.0	47.1	37.0
Gross profit	53.2	60.0	52.9	63.0

Operating expenses:
Research and development	15.1	17.1	15.0	17.2
Marketing and sales	47.9	62.5	49.8	58.3
General and administrative	11.5	23.2	12.1	17.1
Restructuring charge	0.0	10.5	0.0	4.7
Total operating expenses	74.5	113.3	76.9	97.3
Loss from operations	(21.3)	(53.3)	(24.0)	(34.3)
Interest income, net	2.5	5.9	2.7	5.7
Loss before benefit from income taxes	(18.8)	(47.4)	(21.3)	(28.6)
Benefit from income taxes	6.7	16.6	7.5	10.1
Net loss	(12.1)%	(30.8)%	(13.8)%	(18.5)%

Product Revenue

Product revenue was $3.5 million for the second quarter of 2002, which represented an increase of 17% when compared to the corresponding period of 2001.  Product revenue decreased $2.2 million, or 24%, to $6.9 million for the six months ended June 30, 2002 from $9.1 million for the six months ended June 30, 2001. The increase from second quarter 2001 to 2002 was due to an increase in the number of systems shipped in the second quarter of 2002.  The decrease from the six months ended June 30, 2001 to 2002 was due to fewer MeetingPlace system sales in an environment of reduced capital spending by our existing and target customers as compared to historical highs in the first quarter of 2001. International product sales represented approximately 15% and 18% of product revenue in the three months ended June 30, 2002 and 2001, respectively, and approximately 19% and 17% of product revenue in the six months ended June 30, 2002 and 2001, respectively.  While we expect the number of systems shipped to continue to increase each quarter during 2002, the capital spending environment continues to be uncertain and we may experience quarter-to-quarter variability in product revenue in absolute dollars.

Service Revenue

Service revenue increased $1.2 million, or 24%, to $6.5 million for the three months ended June 30, 2002 from $5.3 million for the three months ended June 30, 2001.  Service revenue increased $3.3 million, or 35%, to $12.6 million for the six months ended June 30, 2002 from $9.3 million for the six months ended June 30, 2001.  The increase was attributable primarily to the introduction of new usage-based managed and hosted services to both new and existing customers as well as increased minutes of usage from existing customers.  We expect that service revenues will continue to grow in absolute dollars as we add new customers using these services.

Total Cost of Revenue

Total cost of revenue increased  $1.4 million, or 42%, to $4.7 million for the second quarter of 2002, from $3.3 million for the corresponding period of 2001. Total cost of revenue increased $2.3 million, or 34%, to $9.2 million for the six months ended June 30, 2002.  The increase in total cost of revenue was attributable to a change in the mix of revenues from higher margin product revenue to lower margin service revenue, including the fixed infrastructure costs necessary to support the service revenue.  We expect total cost of revenue to remain flat or decrease nominally as a percentage of revenue to the extent that product revenue continues to grow and our mix of product and service revenue remains relatively constant.

Gross profit was $5.3 million for the second quarter of 2002, as compared to $4.9 million in the corresponding period of 2001. Gross profit was $10.3 million for the six months ended June 30, 2002, as compared to $11.6 million for the six months ended June 30, 2001.  Gross margin was 53% as a percentage of revenue, for the second quarter of 2002, as compared to 60% for the corresponding period of 2001, and was 53% and 63%, respectively, for the six months ended June 30, 2002 and June 30, 2001.

Product gross margin decreased to 61% as a percentage of product revenue for the second quarter of 2002 as compared to 78% for the corresponding period of 2001. Product gross margins decreased to 65% for the six months ended June 30, 2002 from 82% for the six months ended June 30, 2001.  The decrease in product gross margin was due to hardware platform upgrade orders from existing customers and smaller average selling price of systems sold during the period.  We expect that product gross margin will stabilize and possibly increase in the future, to the extent that product revenues increase, offset in part by expected pricing pressure.

Service gross margin was 49% as a percentage of service revenue for the second quarter of 2002 as compared to 50% for the corresponding period in 2001.  Service gross margin was 46% as a percentage of revenue for the six months ended June 30, 2002 as compared to 45% for the six months ended June 30, 2001. We generally expect service gross margin to range from 40% to 50% of service revenue.

Research and Development Expenses

Research and development expenses consist primarily of compensation and related costs for research and development personnel, facilities expenses for testing space, and equipment and purchased software. Research and development expenses were $1.5 million for the second quarter of 2002, which represented an increase of 7% when compared to the corresponding period in 2001. Research and development expenses were $2.9 million for the six months ended June 30, 2002, which represented a decrease of 8% when compared to the corresponding period in 2001.  The increase from second quarter 2001 to 2002 was primarily due to increased compensation related expenses.  The decrease in expenses from the six months ended June 30, 2001 to 2002 was primarily due to a decrease in purchased software in 2002 relative to 2001.  As a percentage of total revenues, research and development expenses were 15% and 17%, respectively, for the three months ended June 30, 2002 and 2001, and were 15% and 17% for the six months ended June 30, 2002 and 2001.  We expect to continue to make investments in research and development and expect that research and development expenses will increase in absolute dollars in future quarters.

Marketing and Sales Expenses

Marketing and sales expenses consist primarily of promotional expenditures and compensation and related costs for marketing and sales personnel. Marketing and sales expenses decreased $350,000, or 7%, to $4.8 million for the three months ended June 30, 2002 from $5.2 million for the corresponding period in 2001.  Marketing and sales expenses decreased $1.1 million, or 10%, to $9.7 million for the six months ended June 30, 2002 from $10.8 million for the six months ended June 30, 2001.  The decrease in expenses was primarily due to lower compensation expenses due to reduced headcount.  As a percentage of total revenues, marketing and sales expenses were 48% and 62% for the three months ended June 30, 2002 and 2001, and 50% and 58% for the six months ended June 30, 2002 and 2001.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, legal and accounting expenses and other general corporate expenses. General and administrative expenses decreased $764,000, or 40%, to $1.2 million for the three months ended June 30, 2002 from $1.9 million for the three months ended June 30, 2001.  General and administrative expenses decreased $806,000, or 26%, to $2.4 million for the six months ended June 30, 2002 from $3.2 million for the six months ended June 30, 2001.  As a percentage of total revenues, general and administrative expenses were 12% and 23% for the three months ended June 30, 2002 and 2001, and 12% and 17% for the six months ended June 30, 2002 and 2001.  The decrease in both absolute dollars and percentage of revenue was attributable primarily to $650,000 of bad debt expense that was recorded during the three months ended June 30, 2001.

Amortization of Deferred Stock Compensation

In connection with the completion of our initial public offering in May 1999, options granted in the last quarter of 1997, during the year 1998 and the first quarter of 1999 have been considered to be compensatory. Total remaining deferred stock compensation associated with these options as of June 30, 2002 amounted to $86,000. This amount is being amortized based on the remaining vesting period of these options, and we expect the balance to be fully amortized over the remainder of 2002.

Interest Income, Net

Interest income, net of interest expense, was $250,000 for the second quarter of 2002, compared to interest income, net of interest expense of $484,000 for the corresponding period in 2001. Interest income, net, was $517,000 for the six months ended June 30, 2002, compared to $1.0 million for the corresponding period in 2001.  The decrease in net interest income was attributable primarily to lower market interest rates and, to a lesser extent, lower average balances of cash and investments.

Benefit from Income Taxes

For the quarter ended June 30, 2002, the benefit from income taxes was $673,000, compared to a benefit of $1.4 million in the quarter ended June 30, 2001. For the six months ended June 30, 2002, the benefit from income taxes was $1.5 million, compared to a benefit of $1.9 million for the six months ended June 30, 2001.  Our effective tax rate was approximately 36% for the second quarter of 2002 and approximately 35% for the second quarter 2001 and the six months ended June 30, 2002 and 2001.

We believe it is more likely than not that we will be able to realize the deferred tax assets through expected future taxable profits and therefore we recorded no valuation allowance related to this asset. If we conclude that these deferred tax assets require a valuation allowance in the future, the effect on income tax expense and our statement of operations could be material.

Liquidity and Capital Resources

In May 1999, we completed an initial public offering of common stock, resulting in net proceeds to us of approximately $33.8 million. As of June 30, 2002, we had $27.3 million of cash, cash equivalents and investments, which represented 51% of total assets.  See Item 3 for a description of our investments.

Cash used in operating activities was $4.0 million for the six months ended June 30, 2002, compared to cash provided by operating activities of $300,000 in the same period of 2001. Cash used in operating activities in 2002 was primarily due to a net loss and changes in working capital, especially an increase in accounts receivable, partially offset by non-cash charges such as depreciation expense.

Cash used in investing activities in the first six months of 2002 was $3.0 million, which consisted primarily of the purchase of marketable securities of $9.6 million and purchase of property and equipment of $0.9 million, partially offset by maturities of marketable securities of $7.6 million. For the first six months in 2001, cash used in investing activities of $8.9 million consisted primarily of the purchase of marketable securities of $29.6 million and purchase of property and equipment of $1.8 million, partially offset by maturities of marketable securities of $22.5 million.

Cash provided by financing activities in the first six months of 2002 of $75,000, which consisted of the proceeds from issuance of common stock under employee benefit plans, partially offset primarily by payments on obligations under capital leases and notes payable.  For the first six months of 2001, cash provided by financing activities of $85,000, which consisted of the proceeds from issuance of common stock under employee benefit plans, partially offset by payments on obligations under capital leases and notes payable of $152,000.

We have no material commitments for capital expenditures or strategic investments and anticipate a low rate of capital expenditures.  We may use cash to acquire or license technology, products or businesses related to our current business.  In addition, we anticipate that we will experience low or no growth or a decline in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

Latitude has incurred losses of $7.4 million and $2.6 million and negative cash flows of $8.6 million and $7.0 million during the year ended December 31, 2001 and the six months ended June 30, 2002, respectively.  As of June 30, 2002, Latitude had an accumulated deficit of approximately $15.4 million.  Latitude expects to incur operating losses and negative cash flows through at least the fourth quarter of 2002.  Future payments due under operating lease obligations as of June 30, 2002 are $1.3 million, $2.4 million, $2.4 million and $2.4 million in 2002, 2003, 2004 and 2005, respectively.

We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend upon many factors, including revenue growth, management of working capital, the timing of research and product development efforts and the expansion of our marketing and sales programs.  If our existing cash balances and cash flows expected from future operations are not sufficient to meet our liquidity needs, we will need to raise additional funds.  If adequate funds are not available on acceptable terms or at all, we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities, execute our business plan or otherwise respond to competitive pressures.  The issuance of additional equity securities may dilute our existing stockholders.

Impact of Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("FASF 146") SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that meets the criteria of EITF No. 94-3 prior to the adoption of SFAS 146.  The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.  We will adopt SFAS 146 during the first quarter ending March 31, 2003 and do not expect an impact on our financial position and results of operations from the adoption of SFAS 146.

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

Our customers do not have long-term obligations to purchase our products and services; therefore our revenue and operating results could decline if our customers do not continue to purchase our products or use our services. Our customers are not obligated to continue to purchase our products or use our services.  As a result, the failure of repeat customer usage, or our inability to retain existing customers and sustain or increase their usage of our services, could result in lower than expected revenue and, therefore, harm our ability to become profitable and cause our stock price to decline.  In addition, because our customers have no continuing obligations with us, we may face increased downward pricing pressure that could cause a decrease in our gross margins.  Our customers depend on the reliability of our services and we may lose a customer if we fail to provide reliable services for even a single communication event.

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

Our revenues could be significantly reduced by the loss of a major customer. We derive a significant portion of our revenues from a limited number of customers.  The loss of any of these major customers, if not replaced, could dramatically reduce our revenues.  Approximately one third of our current service revenue is derived from one customer. If this customer were to reduce usage, renegotiate pricing or move a significant portion of their conferencing usage to another vendor, our services revenue could be adversely affected.  For the six month period ended June 30, 2002, our largest customer, Hewlett—Packard Company, accounted for approximately 21% of our total revenues.

Our market is highly competitive. Because of intense market competition, we may not be successful. Currently, our principal competitors include:

•                                          major telecommunications carriers that operate service bureaus for voice conferencing, such as AT&T Corp., MCI Worldcom, Inc. and Sprint Corporation;

•                                          private branch exchange, or PBX, vendors that sell systems with voice conferencing capabilities, such as Lucent Technologies Inc. and Nortel Networks; and

•                                          companies that offer voice and web conferencing products and services such as Webex, Placeware, Raindance and Spectel.

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

In addition, we expect competition to persist and intensify in the future, which could adversely affect our ability to increase sales, penetrate new markets and maintain average selling prices. In the future, we may experience competition from potential competitors that include:

•                                          networking companies, such as Cisco Systems, Inc., Lucent Technologies Inc. and Nortel Networks that are focusing on enabling the transmission of voice over the Internet and that may offer voice and web conferencing functionality; and

•                                          collaborative software providers, such as Microsoft Corporation and Lotus Development Corporation, that are focusing on web conferencing products and that may in the future incorporate voice conferencing functionality into their products.

Our market is in an early stage of development, and our products and services may not be adopted. If the market for our integrated voice and web conferencing products and services fails to grow or grows more slowly than we anticipate, we may not be able to increase revenues or return to profitability. The market for integrated real–time voice and web conferencing is relatively new and rapidly evolving. Our ability to be profitable depends in large part on the widespread adoption by end users of real-time voice and web conferencing.

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

Rapid technological changes could cause our products and services to become obsolete or require us to redesign our products. The market in which we compete is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and emerging industry standards. In particular, we expect that the growth of the Internet and Internet-based telephony applications, as well as general technology trends such as migrations to new operating systems, will require us to adapt our product and services to remain competitive. This adaptation could be costly and time-consuming. Our products and services could become obsolete and unmarketable if products and services using new technologies are introduced and new industry standards emerge. For example, the widespread acceptance of competing technologies, such as video conferencing and the transmission of voice over the Internet, could diminish demand for our current products and services. As a result, the life cycle of our products and services is difficult to estimate.

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

Our sales cycle is lengthy and unpredictable. Any delay in sales of our products and services could cause our quarterly revenue and operating results to fluctuate. The typical sales cycle of our products is lengthy, generally between six to twelve months, unpredictable, and involves significant investment decisions by prospective customers, as well as our education of potential customers regarding the use and benefits of our products. Furthermore, many of our prospective customers have neither budgeted expenses for voice and web conferencing systems nor have personnel specifically dedicated to procurement and implementation of these conferencing systems. As a result, our customers spend a substantial amount of time before purchasing our products in performing internal reviews and obtaining capital expenditure approvals. The emerging and evolving nature of the real-time voice and web conferencing market may lead to confusion in the market, which may cause prospective customers to postpone their purchase decisions.

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

Dell Computer Corporation has registered the “Latitude” mark for computers in the United States and in other countries. Dell’s United States trademark registration and Canadian application have blocked our ability to register the “Latitude Communications” and “Latitude” with logo marks in the United States and the “Latitude Communications” mark in Canada as well as other jurisdictions.  Consequently, we have at present terminated our efforts to register these trademarks, and we will have to rely solely on common law protection for these marks.  We cannot assure you that we will be free from challenges of or obstacles to our use or registration of our marks.

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

Our stock price may be volatile. We expect that the market price of our common stock will fluctuate as a result of variations in our quarterly operating results. These fluctuations may be exaggerated by the very low trading volume of our common stock at the present time. In addition, due to the technology–intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to:

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

Future sales of our common stock may depress our stock price.  If our stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding options, in the public market, the market price of our common stock could fall.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. The portfolio includes only marketable securities with maturities of one to twelve months and with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign country currencies and therefore are not subject to foreign currency risk on such investments.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio at June 30, 2002 (in thousands).

	2002	2003	Total

Corporate notes and bonds	$6,707	$9,180	$15,887
Average interest rate	5.10%	3.64%	4.26%
Federal agencies	$—	$3,065	$3,065
Average interest rate	—	4.28%	4.28%

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

Item 2.   Changes in Securities and Use of Proceeds.

On May 6, 1999, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-72935) was declared effective by the Securities and Exchange Commission, pursuant to which 3,125,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $12.00 per share, generating gross offering proceeds of $37.5 million.  The managing underwriters were Credit Suisse First Boston Corporation, Hambrecht & Quist LLC and Dain Rauscher Wessels.  After deducting approximately $2.6 million in underwriting discounts and $1.1 million in other related expenses, the net proceeds of the offering were approximately $33.8 million.  No direct or indirect payments were made to officers or directors or holders of ten percent or more of any class of equity securities of Latitude or any of their affiliates.  Latitude has invested such proceeds in investment grade, interest bearing securities.  As of June 30, 2002, $27.3 million of the net proceeds were invested in cash and cash equivalents and short-term investments and approximately $6.5 million had been used for working capital.  Latitude intends to use remaining proceeds for capital expenditures, including the acquisition of redundant computer and communication systems, and for general corporate purposes, including working capital to fund increased accounts receivable and inventory levels.

Item 3.   Defaults Upon Senior Securities—Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

On June 12, 2002, the Company held its 2002 annual meeting of stockholders.  The following summarizes the matters submitted to a vote of the stockholders:

1. The election of the following nominees to serve as members of the Board of Directors:

NOMINEE	IN FAVOR	WITHHELD	ABSTAIN

James L. Patterson	17,698,619	0	537,242
Robert J. Finocchio	17,698,619	0	537,242

2. The approval of an amendment to the Company’s 1999 Stock Plan to (a) increase the number of shares of common stock reserved for issuance under the 1999 Stock Plan, effective as of the 2002 Annual Meeting of Stockholders, by 800,000 shares to an aggregate of 3,500,000 shares, and (b) provide for an automatic increase in the shares reserved for issuance under the 1999 Stock Plan on the first day of each year in 2003, 2004, 2005 and 2006 equal to the lesser of 4% of the Company’s outstanding common stock as of the last day of immediately preceding year, 1,500,000 shares or a lesser number of shares as determined by the Board:

IN FAVOR	WITHHELD	ABSTAIN	BROKER NON-VOTE
8,600,649	3,630,595	12,964	5,996,379

3. The ratification of the appointment of PricewaterhouseCoopers, LLP as the Company’s independent accountants for the fiscal year ending December 31, 2002:

IN FAVOR	WITHHELD	ABSTAIN
18,159,480	60,143	8,488

Item 5.    Other Information.

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as adopted pursuant to Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are hereby disclosing the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor.  Non-audit services are defined in the Act as services provided by the external auditor other than those provided in connection with an audit or a review of the financial statements of a company.  The Audit Committee has approved the engagement of PricewaterhouseCoopers LLP for the following non-audit services: (1) tax matter consultations concerning state taxes; and (2) the preparation of federal and state income tax returns.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K—None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Latitude Communications, Inc.

By:	/s/ JOSEPH J. COONEY
Joseph J. Cooney
Vice President, Finance
(Principal Financial and Accounting Officer)

Date:  August 14, 2002