Form 10-Q
period 2002-09-30
LATITUDE COMMUNICATIONS INC
filed 2002-11-14
CIK 1078425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

Yes ☒    No ☐

As of October 31, 2002, there were 19,459,295 shares of the registrant’s Common Stock outstanding.

PART I.         FINANCIAL INFORMATION

Item 1.            Financial Statements.

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$11,083	$15,370
Short-term investments	14,527	9,352
Accounts receivable, net	8,825	5,732
Inventory	753	1,724
Prepaids and other assets	2,541	2,074
Deferred tax assets	—	1,240
Total current assets	37,729	35,492
Property and equipment, net	3,692	4,548
Long-term investments	—	7,607
Deferred tax assets	—	6,257
Deposits and other long-term assets	1,028	988
Total assets	$42,449	$54,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,989	$887
Accrued liabilities	5,006	5,028
Deferred revenue	5,852	3,825
Current portion of long-term debt	30	110
Total current liabilities	12,877	9,850
Other non-current liabilities	3,050	189
Total liabilities	15,927	10,039
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 5,000 shares at September 30, 2002 and December 31, 2001
Issued and outstanding: No shares at September 30, 2002 and December 31, 2001	—	—
Common stock, $0.001 par value Authorized: 75,000 shares at September 30, 2002 and December 31, 2001
Issued and outstanding: 19,371 and 19,290 shares at September 30, 2002 and December 31, 2001, respectively	19	19
Additional paid-in capital	57,755	57,641
Deferred stock compensation	(31)	(212)
Accumulated other comprehensive income	109	93
Accumulated deficit	(31,330)	(12,688)
Total stockholders’ equity	26,522	44,853
Total liabilities and stockholders’ equity	$42,449	$54,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenue:
Product	$3,211	$1,640	$10,135	$10,780
Service	7,557	4,984	20,120	14,313
Total revenue	10,768	6,624	30,255	25,093
Cost of revenue:
Product	1,311	651	3,719	2,328
Service (includes non-cash stock compensation of $0, $2, $1 and $6, respectively)	3,632	2,761	10,395	7,915
Total cost of revenue	4,943	3,412	14,114	10,243
Gross profit	5,825	3,212	16,141	14,850

Operating expenses:
Research and development (includes non-cash stock compensation of $10, $16, $32 and $51, respectively)	1,712	1,425	4,642	4,596
Marketing and sales (includes non-cash stock compensation of $6, $23, $24 and $45, respectively)	4,620	4,635	14,330	15,401
General and administrative (includes non-cash stock compensation of $39, $63, $124 and $193, respectively)	1,288	1,332	3,642	4,492
Restructuring charge	5,400	—	5,400	870
Total operating expenses	13,020	7,392	28,014	25,359
Loss from operations	(7,195)	(4,180)	(11,873)	(10,509)
Interest income, net	212	387	729	1,436
Loss before benefit from (provision for) income taxes	(6,983)	(3,793)	(11,144)	(9,073)
Benefit from (provision for) income taxes	(8,965)	1,328	(7,498)	3,194

Net loss	$(15,948)	$(2,465)	$(18,642)	$(5,879)

Other comprehensive income, net of tax— Unrealized gain on securities	95	147	70	115

Cumulative translation adjustment	(18)	(27)	(54)	(3)

Comprehensive loss	$(15,871)	$(2,345)	$(18,626)	$(5,767)

Net loss per share—basic and diluted	$(0.82)	$(0.13)	$(0.96)	$(0.30)

Shares used in per share calculation—basic and diluted	19,375	19,415	19,345	19,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(18,642)	$(5,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,098	1,869
Disposal of discontinued property and equipment	601	—
Amortization of capitalized software	424	416
Write-down of excess and obsolete inventory	570	—
Provision for doubtful accounts	—	800
Amortization of deferred stock compensation	181	295
Changes in assets and liabilities:
Accounts receivable	(3,146)	(2,745)
Inventory	401	(353)
Prepaids and other assets	(891)	272
Deferred income taxes	7,497	(3,230)
Accounts payable	1,102	(251)
Accrued liabilities	2,992	1,472
Deferred revenue	2,027	(1,254)
Net cash used in operating activities	(4,786)	(3,098)

Cash flows from investing activities:
Purchases of property and equipment	(1,843)	(2,714)
Purchases of available for sale securities	(9,549)	(32,787)
Maturities of available for sale securities	11,897	30,475
Increase in deposits and other long-term assets	(40)	(480)
Net cash (used in) provided by investing activities	465	(5,506)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	114	8
Repayment of notes payable and capital lease obligations	(80)	(206)
Net cash (used in) provided by financing activities	34	(198)

Net decrease in cash and cash equivalents	(4,287)	(8,802)
Cash and cash equivalents, beginning of period	15,370	23,993
Cash and cash equivalents, end of period	$11,083	$15,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—The Company and Basis of Presentation

Latitude Communications, Inc. (the “Company”) is a leading provider of enterprise voice and web conferencing solutions. The Company develops, markets and supports its MeetingPlace system, and related services, which enables real-time collaboration through meetings via Web browsers, groupware applications such as Outlook and Notes, and PSTN and IP phones. MeetingPlace also allows users to share and edit live documents, record, and access meeting content. The Company distributes its product and services through distributors and a direct sales force to companies across many industries in the United States, Europe and Asia.

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

Note 2—Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities’” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that meets the criteria of EITF No. 94-3 prior to the adoption of SFAS 146.  The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. Latitude will adopt SFAS 146 during the first quarter ending March 31, 2003 and does not expect an impact on its financial position and results of operations from the adoption of SFAS 146.

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

Note 3—Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2002	2001
	(Unaudited)
Raw materials	$534	$1,113
Finished goods	219	611
	$753	$1,724

Note 4—Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares.  Diluted net loss per share is the same as basic net loss per share for the periods presented because the inclusion of potentially dilutive common shares, which consisted of nonvested common shares and common shares issuable upon the exercise of stock options, would result in an antidilutive per share effect.

A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net loss per share, basic and diluted:
Numerator for net loss, basic and diluted	$(15,948)	$(2,465)	$(18,642)	$(5,879)
Denominator for basic and diluted net loss per share:
Weighted average vested common shares outstanding	19,375	19,415	19,345	19,411
Net loss per share basic and diluted	$(0.82)	$(0.13)	$(0.96)	$(0.30)

Anti-dilutive securities not included in the calculation of diluted EPS because the Company incurred a net loss:
Nonvested common shares	—	77	—	403
Common stock options	4,860	3,798	4,860	3,798

Note 5—Restructuring

During the quarter ended June 30, 2001, the Company initiated a restructuring program. As a part of this restructuring program, the Company recorded costs and other charges of $870,000 classified as operating expenses.  Of this amount, $442,000 related to a reduction in the workforce by approximately 40 regular employees across all functional areas of the Company, $228,000 related primarily to non-cancelable lease costs arising from the consolidation of excess facilities and $200,000 related to discontinued assets written-off.

During the quarter ended September 30, 2002, the Company initiated a restructuring program. As a part of this restructuring program, the Company recorded costs and other charges of $5,400,000 classified as operating expenses.  Of this amount, $900,000 related to a reduction in the workforce by approximately 45 fulltime employees across all functional areas of the Company, including three members of executive management; $3,900,000 related primarily to non-cancelable lease costs arising from the consolidation of excess facilities; and $600,000 related to discontinued assets written-off.

A summary of the restructuring costs is as follows (in thousands):

	Severance	Facilities
	and	and Other	Asset
	Benefits	Charges	Write-Offs	Total
Provisions for fiscal 2001	$442	$228	$200	$870
Cash paid	(222)	(70)	—	(292)
Non-cash charges	(31)	—	(200)	(231)
Adjusted provision	(189)	189	—	—
Restructuring reserve balance at December 31, 2001	—	347	—	347
Provisions for fiscal 2002	900	3,900	600	5,400
Cash paid	(306)	(103)	—	(409)
Non-cash charges	—	(120)	(600)	(720)
Restructuring reserve balance at September 30, 2002	$594	$4,024	$—	$4,618

The Company expects to pay the balance of the severance and benefits in the quarter ending December 31, 2002.  The amounts related to non-cancelable lease costs are expected to be paid over the respective lease terms through fiscal 2005.

Note 6—Share Repurchase Program

On July 24, 2001 the Company’s Board of Directors approved a Share Repurchase Program of up to 1,000,000 shares of common stock.  During the three months ended September 30, 2002, 7,600 shares were repurchased at a weighted average cost of $1.22 per share.  As of September 30, 2002, the Company has purchased 268,000 shares under this program at a weighted average cost of $1.43 per share.

Note 7—Contingencies

In November 2001, a series of securities class actions were filed in United States District Court for the Southern District of New York against certain underwriters for Latitude’s initial public offering (“IPO”), Latitude Communications, and certain officers and directors of Latitude. The current amended complaint alleges undisclosed and improper practices by the underwriters concerning the allocation of Latitude’s IPO shares in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased Latitude’s stock during the period from May 6, 1999 to December 6, 2000.

In October 2002, Latitude’s officers and directors who were defendants were dismissed from the action without prejudice.  The Company remains a defendant in the action.  We, along with other issuer defendants, have filed a motion, which is currently pending before the court, to dismiss the amended complaint with prejudice.

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

Note 8—Deferred Tax Valuation Allowance

At December 31, 2001, the Company had total gross U.S. deferred tax assets of $7.5 million. These assets included temporary differences related principally to net operating losses that carry forward and research and development credits.  During the third quarter ended September 30, 2002, the Company concluded that a deferred tax asset valuation allowance should be established due to the uncertainty of realizing the tax loss carry-forwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”.  Accordingly, in the third quarter of 2002, the Company recorded a non-cash charge of $9.0 million to provide a full valuation allowance for its deferred tax assets.  The Company’s assessment in recording the valuation allowance was based principally on its historical operating losses; the loss of a major customer and restructuring efforts announced in the third quarter of 2002; and unfavorable macro-economic conditions.  The establishment of the deferred tax asset valuation allowance is the reason for the reduction in the deferred tax assets line items on the accompanying consolidated balance sheets for the period ended September 30, 2002.

    SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance for deferred tax assets when it is deemed more likely than not that these assets will not be realized. The deferred tax assets will be recognized in future periods to the extent that the Company can reasonably expect such assets to be realized. The Company will evaluate the probability of realizing its deferred tax assets on a quarterly basis. If the Company determines that a portion or all of the deferred tax assets are realizable, then the valuation allowance will be reduced accordingly.

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

We generate revenue from sales of our MeetingPlace products and services, and from related customer support and consulting services. Revenue derived from product sales constituted 30% of total revenue in the third quarter of 2002 and 25% during the corresponding period of 2001. Product revenue is generally recognized upon shipment if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is probable, product returns are reasonably estimable and, if applicable, acceptance has been obtained. We calculate an allowance for returns based on historical rates. Service revenue includes revenue from our usage and subscription based managed and hosted MeetingPlace services, implementation and integration services, system management services, warranty coverage and customer support. Revenue from managed, hosted, implementation and system integration services is recognized as the services are performed, while revenue from warranty coverage and customer support is recognized ratably over the period of the contract.

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

In September 2002, as part of its restructuring program, the Company appointed Rick McConnell as CEO of Latitude. In addition, Luis Buhler was named CFO and John Marcone was named VP of Worldwide Sales. During 2001 and 2002, we recorded significant accruals in connection with restructuring programs. These accruals included estimates pertaining to employee separation costs and the settlements of contractual obligations related to excess leased facilities and other contracts.  Actual costs may differ from these estimates.  As a result of the restructuring plan announced in September 2002, the company expects to reduce quarterly operating expenses (excluding the restructuring charge) by approximately 18 to 20%.

Results Of Operations

The following table lists, for the periods indicated, the percentage of total revenue of each line item from our condensed consolidated statement of operations to total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenue:
Product	29.8%	24.8%	33.5%	43.0%
Service	70.2	75.2	66.5	57.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	12.2	9.8	12.3	9.3
Service	33.7	41.7	34.4	31.5
Total cost of revenue	45.9	51.5	46.7	40.8
Gross profit	54.1	48.5	53.3	59.2

Operating expenses:
Research and development	15.9	21.5	15.3	18.3
Marketing and sales	42.9	70.0	47.4	61.4
General and administrative	12.0	20.1	12.0	17.9
Restructuring charge	50.1	0.0	17.8	3.4
Total operating expenses	120.9	111.6	92.5	101.0
Loss from operations	(66.8)	(63.1)	(39.2)	(41.8)
Interest income, net	2.0	5.9	2.4	5.7
Loss before benefit from (provision for) income taxes	(64.8)	(57.2)	(36.8)	(36.1)
Benefit from (provision for) income taxes	(83.3)	20.0	(24.8)	12.7
Net loss	(148.1)%	(37.2)%	(61.6)%	(23.4)%

Product Revenue

Product revenue was $3.2 million for the third quarter of 2002, an increase of 96% compared to the corresponding period in 2001.  Product revenue decreased $0.7 million, or 6%, to $10.1 million for the nine months ended September 30, 2002 from $10.8 million for the nine months ended September 30, 2001.  The increase from third quarter 2001 to 2002 was due to the negative impact on third quarter 2001 product orders by the aftermath of the events on September 11th, as enterprise customers delayed and re-evaluated their purchase needs.  The decrease from the nine months ended September 30, 2001 to 2002 was due to fewer MeetingPlace system sales in an environment of reduced capital spending by our existing and target customers as compared to historical highs in the first quarter of 2001. International product sales represented approximately 35% of product revenue in the three months ended for both September 30, 2002 and 2001, and approximately 24% and 20% of product revenue in the nine months ended September 30, 2002 and 2001, respectively.  In the near term, the capital spending environment continues to be uncertain and we may experience quarter-to-quarter variability in product revenue in absolute dollars.

Service Revenue

Service revenue increased $2.6 million, or 52%, to $7.6 million for the three months ended September 30, 2002 from $5.0 million for the three months ended September 30, 2001.  Service revenue increased $5.8 million, or 41%, to $20.1 million for the nine months ended September 30, 2002 from $14.3 million for the nine months ended September 30, 2001.  The increase was attributable primarily to the introduction of new usage-based managed and hosted services to both new and existing customers as well as increased minutes of usage from existing customers.

In August 2002, we announced that Hewlett-Packard Company, our largest customer, had decided to pursue alternative vendor solutions for its voice conferencing needs.  Service revenue from Hewlett-Packard consisted of $2.1 million and $1.3 million for the three months ended September 30, 2002 and 2001, respectively, and $6.2 million and $2.6 million for the nine months ended September 30, 2002 and 2001, respectively.  We expect that service revenue for the three months ending December 31, 2002 will decline from the three months ended September 30, 2002 due to the expected ramp-down of Hewlett-Packard service revenues during the fourth quarter.  However, we cannot be assured of this decline as the actual rate and timing of such revenue reduction remains unknown.  We did not generate any product revenue from Hewlett-Packard for any of the periods presented.

Total Cost of Revenue

Total cost of revenue increased  $1.5 million, or 45%, to $4.9 million for the third quarter of 2002, from $3.4 million for the corresponding period of 2001. Total cost of revenue increased $3.9 million, or 38%, to $14.1 million for the nine months ended September 30, 2002.  The increases in total cost of revenue were due to higher overall revenues.

Gross profit was $5.8 million for the third quarter of 2002, as compared to $3.2 million in the corresponding period of 2001. Gross profit was $16.1 million for the nine months ended September 30, 2002, as compared to $14.8 million for the nine months ended September 30, 2001.  Gross margin was 54% as a percentage of revenue, for the third quarter of 2002, as compared to 48% for the corresponding period of 2001, and was 53% and 59%, respectively, for the nine months ended September 30, 2002 and September 30, 2001.  The decrease in overall gross margins for the nine months ended September 30, 2002 compared to the corresponding period in 2001 was due to the shift in revenue mix from higher margin product revenue to lower margin service revenue, and the concurrent increase in fixed infrastructure costs necessary to support the increased service revenue.

Product gross margin decreased slightly, to 59% as a percentage of product revenue for the third quarter of 2002 as compared to 60% for the corresponding period of 2001. Product gross margins decreased to 63% for the nine months ended September 30, 2002 from 78% for the nine months ended September 30, 2001.  We expect that product gross margin will be stable in the near-term, and possibly improve based on the extent that product revenues increase.

Service gross margin was 52% as a percentage of service revenue for the third quarter of 2002 as compared to 45% for the corresponding period in 2001.  Service gross margin was 48% as a percentage of revenue for the nine months ended September 30, 2002 as compared to 45% for the nine months ended September 30, 2001.  We expect service gross margin to range from approximately 40% to 50% of service revenue.

Research and Development Expenses

Research and development expenses consist primarily of compensation and related costs for research and development personnel, facilities expenses for testing space, and equipment and purchased software. Research and development expenses were $1.7 million for the third quarter of 2002, which represented an increase of 20% when compared to the corresponding period in 2001. Research and development expenses were $4.6 million for the nine months ended September 30, 2002, which represented an increase of 1% when compared to the corresponding period in 2001. The increase from third quarter 2001 to 2002 was primarily due to increased consulting and non-recurring engineering expenses.  The increase in expenses from the nine months ended September 30, 2001 to 2002 was primarily due to an increase in compensation-related expenses in 2002 relative to 2001.  As a percentage of total revenues, research and development expenses were 16% and 22%, respectively, for the three months ended September 30, 2002 and 2001, and were 15% and 18% for the nine months ended September 30, 2002 and 2001.  During the quarter ended September 30, 2002, the Company initiated a restructuring program, which is described in the Notes to Condensed Consolidated Financial Statements (Note 5 - Restructuring).  The restructuring plan is expected to reduce, in absolute dollars, fourth quarter 2002 research and development expense relative to third quarter 2002 expense.

Marketing and Sales Expenses

Marketing and sales expenses consist primarily of promotional expenditures and compensation and related costs for marketing and sales personnel. Marketing and sales expenses were $4.6 million for the three months ended September 30, 2002 and September 30, 2001, respectively.  Marketing and sales expenses decreased $1.1 million, or 7%, to $14.3 million for the nine months ended September 30, 2002 from $15.4 million for the nine months ended September 30, 2001.  The decrease in expenses was primarily due to lower compensation expenses due to reduced headcount and reduced discretionary marketing expenses.  As a percentage of total revenues, marketing and sales expenses were 43% and 70% for the three months ended September 30, 2002 and 2001, respectively, and 47% and 61% for the nine months ended September 30, 2002 and 2001.  As a result of the restructuring in September 2002, we expect marketing and sales expense in the fourth quarter of 2002 to decrease in absolute dollars relative to the third quarter of 2002.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, legal and accounting expenses and other general corporate expenses.  General and administrative expenses decreased $44,000, or 3%, to slightly less than $1.3 million for the three months ended September 30, 2002 from $1.3 million for the three months ended September 30, 2001.  General and administrative expenses decreased $850,000, or 19%, to $3.6 million for the nine months ended September 30, 2002 from $4.5 million for the nine months ended September 30, 2001.  The decrease from the third quarter of 2001 to the third quarter of 2002 was primarily due to $150,000 in bad debt expense recorded during the three months ended September 30, 2001.  The decrease in expenses from the nine months ended September 30, 2001 to the nine months ended September 30, 2002 was attributable primarily to $800,000 of bad debt expense that was recorded during the nine months ended September 30, 2001.  As a percentage of total revenues, general and administrative expenses were 12% and 20% for the three months ended September 30, 2002 and 2001, respectively, and 12% and 18% for the nine months ended September 30, 2002 and 2001.  As a result of the restructuring in September 2002, we expect general and administrative expense in the fourth quarter of 2002 to decrease in absolute dollars relative to the third quarter of 2002.

Amortization of Deferred Stock Compensation

In connection with the completion of our initial public offering in May 1999, options granted in the last quarter of 1997, during the year 1998 and the first quarter of 1999 have been considered to be compensatory. Total remaining deferred stock compensation associated with these options as of September 30, 2002 amounted to $31,000. This amount is being amortized based on the remaining vesting period of these options, and we expect the balance to be fully amortized in the fourth quarter of 2002.

Interest Income, Net

Interest income, net of interest and other expense of $9,000, was $212,000 for the third quarter of 2002, compared to interest income, net of interest and other expense of $6,000, of $387,000 for the corresponding period in 2001. Interest income, net of interest and other expense of $13,000, was $729,000 for the nine months ended September 30, 2002, compared to $1.4 million (net of interest and other expense of $25,000) for the corresponding period in 2001.  The decrease in net interest income was attributable to lower market interest rates and lower average balances of cash and investments.

Benefit from (Provision for) Income Taxes

For the quarter ended September 30, 2002, the provision for income taxes was $9.0 million, compared to a benefit of $1.3 million in the quarter ended September 30, 2001. For the nine months ended September 30, 2002, the provision for income taxes was $7.5 million, compared to a benefit of $3.2 million for the nine months ended September 30, 2001.  The provision for income taxes for the three months and nine months ended September 30, 2002 was due to establishing a $9.0 million valuation allowance on previously recorded deferred tax assets.

Liquidity and Capital Resources

In May 1999, we completed an initial public offering of common stock, resulting in net proceeds to us of approximately $33.8 million. As of September 30, 2002, we had $25.6 million of cash, cash equivalents and investments, which represented 60% of total assets.  See Item 3 for a description of our investments.

Cash used in operating activities was $4.8 million for the nine months ended September 30, 2002, compared to $3.1 million for the same period of 2001. Cash used in operating activities in 2002 was primarily due to a net loss and changes in working capital, especially an increase in accounts receivable, partially offset by non-cash charges such as depreciation expense and a valuation allowance on previously deferred tax assets and increases in deferred liabilities and deferred revenue.

Cash provided by investing activities in the first nine months of 2002 was $0.5 million, which consisted primarily of maturities of marketable securities of $11.9 million, offset by purchases of marketable securities of $9.5 million and property and equipment of $1.9 million. For the first nine months in 2001, cash used in investing activities of $5.5 million consisted primarily of the purchase of marketable securities of $32.8 million and purchase of property and equipment of $2.7 million, partially offset by maturities of marketable securities of $30.5 million.

 Cash provided by financing activities in the first nine months of 2002 was $34,000, which consisted of proceeds from issuance of common stock under employee benefit plans, net of repurchases, partially offset primarily by payments on obligations under capital leases and notes payable.  For the first nine months of 2001, cash used in financing activities was $198,000, which consisted of payments on obligations under capital leases and notes payable of $206,000, partially offset by proceeds from issuances of common stock.

We have no material commitments for capital expenditures or strategic investments.  We may use cash to acquire or license technology, products or businesses related to our current business.  In addition, we anticipate that we will experience low or no growth or a decline in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. Future payments due under operating lease obligations as of September 30, 2002 are $0.6 million for the remainder of 2002, and $2.4 million annually for 2003, 2004 and 2005.

Latitude has incurred losses of $7.4 million and $18.6 million and negative cash flows of $8.6 million and $4.3 million during the year ended December 31, 2001 and the nine months ended September 30, 2002, respectively.  As of September 30, 2002, Latitude had an accumulated deficit of approximately $31.3 million.  Latitude expects to incur operating losses and negative cash flows through at least the fourth quarter of 2002.

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

Impact of Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities’” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that meets the criteria of EITF No. 94-3 prior to the adoption of SFAS 146.  The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. We will adopt SFAS 146 during the first quarter ending March 31, 2003 and do not expect an impact on our financial position and results of operations from the adoption of SFAS 146.

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

Factors That May Affect Future Results

In addition to the other information in this report, the following factors should be considered carefully in evaluating the Company’s business and prospects:

Our future profitability is uncertain due to recent economic developments that may affect our customers’ ability to purchase our products.  Recent economic developments have caused many companies to reduce headcount and overhead expenses and to reconsider or delay capital expenditures. This has had, and may continue to have, an adverse effect on our ability to grow revenue.  Our financial statements must be considered in light of the risks and uncertainties encountered by companies that sell to corporate information technology departments.  We rely substantially on sales of our MeetingPlace products and services, which have limited market acceptance.  We cannot be assured that our revenue will grow or that we will return to profitability in the future.

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

Our revenues could be significantly reduced by the loss of a major customer. We derive a significant portion of our revenues from a limited number of customers.  The loss of any of these major customers, if not replaced, could dramatically reduce our revenues.  During the quarter ending September 30, 2002, we announced that our largest customer, Hewlett-Packard Company (“Hewlett-Packard”), had decided to pursue alternative vendor solutions for its voice conferencing needs.  For the three months ended September 30, 2002, Hewlett-Packard accounted for approximately 19% of our total revenues and 28% of our service revenues.  For the nine months ended September 30, 2002, Hewlett-Packard accounted for approximately 21% of our total revenues and 31% of our service revenues.  We expect that service revenue for the three months ending December 31, 2002 will decline from the three month period ended September 30, 2002 due to the expected ramp-down of Hewlett-Packard service revenues during the fourth quarter.  However, we cannot be assured of this decline as the actual rate and timing of such revenue reduction remains unknown.  Hewlett-Packard was the only customer that accounted for more than 10% of our total revenue for the three months ended September 30, 2002.

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

Many of these companies have longer operating histories, stronger brand names, larger market share and significantly greater financial, technical, marketing and other resources than we do. These companies also may have existing relationships with many of our prospective customers. Large service bureaus may bundle conferencing services with other products in order to increase sales in other areas. In addition, these companies may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Because Latitude purchases long distance services from third parties, we may be forced to make purchases from some of these competitors.

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

If we fail to expand our distribution channels, our business could suffer. If we are unable to expand our distribution channels, we may not be able to increase revenue or achieve market acceptance of our MeetingPlace product and services.  We believe that our future success is dependent upon establishing successful relationships with a variety of distribution partners. To date, we have entered into agreements with only a small number of these distribution partners. We cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that these distribution partners will devote adequate resources to selling our products. Furthermore, if our distribution partners fail to adequately market or support our products, the reputation of our products in the market may suffer. In addition, we will need to manage potential conflicts between our direct sales force and third–party reselling efforts.

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

We may be delisted from the Nasdaq National Market.  On October 7, 2002, we were notified by Nasdaq that Friday, October 4, 2002 represented the 30th consecutive trading day in which the closing bid price was less than the minimum $1 per share requirement for listing on the Nasdaq National Market. The deficiency can be cured if the closing bid price exceeds $1 per share for 10 consecutive trading days prior to January 6, 2003.  Through October 31, 2002, the closing bid price per share has ranged between $0.49 and $0.98 since the notice date.  If our efforts to regain compliance are unsuccessful, we may seek to list our shares on the Nasdaq SmallCap Market, which is generally considered to be not as broad and efficient a market as the Nasdaq National Market.  This lack of liquidity and visibility could further decrease the price of our common stock.  In addition, delisting from the Nasdaq National Market could negatively impact our reputation and customer relationships.

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

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio at September 30, 2002 (in thousands).

	2002	2003	Total

Corporate notes and bonds	$2,371	$9,093	$11,464
Average interest rate	5.36%	3.64%	3.99%
Federal agencies	$—	$3,063	$3,063
Average interest rate	—	4.28%	4.28%

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

Item 4.            Controls and Procedures

We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.        OTHER INFORMATION

Item 1.            Legal Proceedings

In November 2001, a series of securities class actions were filed in United States District Court for the Southern District of New York against certain underwriters for Latitude’s initial public offering (“IPO”), Latitude, and certain officers and directors of Latitude. The current amended complaint alleges undisclosed and improper practices by the underwriters concerning the allocation of Latitude’s IPO shares, in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased Latitude’s stock during the period from May 6, 1999 to December 6, 2000.

In October 2002, Latitude’s officers and directors who were defendants were dismissed from the action without prejudice.  The Company remains a defendant in the action.  We, along with other issuer defendants, have filed a motion, which is currently pending before the court, to dismiss the amended complaint with prejudice.

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

Item 2.            Changes in Securities and Use of Proceeds

On May 6, 1999, in connection with the Company’s initial public offering, a Registration Statement on Form S–1 (No. 333–72935) was declared effective by the Securities and Exchange Commission, pursuant to which 3,125,000 shares of the Company’s Common Stock were offered and sold for the account of the Company at a price of $12.00 per share, generating gross offering proceeds of $37.5 million. The managing underwriters were Credit Suisse First Boston Corporation, Hambrecht & Quist LLC and Dain Rauscher Wessels. After deducting approximately $2.6 million in underwriting discounts and $1.1 million in other related expenses, the net proceeds of the offering were approximately $33.8 million. No direct or indirect payments were made to officers or directors or holders of ten percent or more of any class of equity securities of Latitude or any of their affiliates.  Latitude has invested such proceeds in investment grade, interest-bearing securities.  As of September 30, 2002, $25.6 million of the net proceeds were invested in cash and cash equivalents and short-term investments and approximately $8.2 million had been used for working capital.  Latitude intends to use the remaining proceeds for capital expenditures, including the acquisition of redundant computer and communication systems, and for general corporate purposes, including working capital to fund increased accounts receivable and inventory levels.

Item 3.            Defaults Upon Senior Securities—Not Applicable

Item 4.            Submission of Matters to a Vote of Security Holders—Not Applicable

Item 5.            Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as adopted pursuant to Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are hereby disclosing the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor.  Non-audit services are defined in the Act as services provided by the external auditor other than those provided in connection with an audit or review of the financial statements of a company.  The Audit Committee has approved the engagement of PricewaterhouseCoopers LLP for the following non-audit services:  (1) tax matter consultations concerning state taxes; and (2) the preparation of federal and state income tax returns.

Item 6.            Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8–K—None

______________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Latitude Communications, Inc.

By:	/s/ LUIS BUHLER
Luis Buhler Chief Financial Officer Principal Financial and Accounting Officer

Date:  November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, Rick McConnell, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Latitude Communications, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Latitude Communications, Inc.

By:	/s/ RICK McCONNELL
Rick McConnell Chief Executive Officer

Date:  November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, Luis Buhler, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Latitude Communications, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)                presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Latitude Communications, Inc.

By:	/s/ LUIS BUHLER
Luis Buhler Chief Financial Officer

Date:  November 14, 2002