Form 10-K
period 2002-12-31
LATITUDE COMMUNICATIONS INC
filed 2003-03-28
CIK 1078425

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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
 Common Stock, $0.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark if whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES ☐ NO ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $25,579,463 as of June 30, 2002, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        There were 19,389,670 shares of the registrant's Common Stock issued and outstanding as of February 28, 2003.

Documents Incorporated by Reference

        Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on June 5, 2003.

PART I

ITEM 1. BUSINESS.

Overview

        We are a leading provider of secure, enterprise voice and web conferencing products and services that enable geographically dispersed organizations to collaborate in real time. The company's MeetingPlace system is designed for enterprise-wide deployment to improve the ability of employees, partners, and customers to meet and work. With MeetingPlace, participants can schedule and attend a meeting, view, share and edit documents, and record and play back meeting content. MeetingPlace is designed to be an enterprise-wide resource and to leverage existing telephony and data network infrastructure and collaborative applications.

        MeetingPlace improves collaboration efficiency and the user's experience through tight integration of voice and web conferencing. Advanced integration with Microsoft Outlook and Lotus Notes enables people to easily set up, send notices for, and attend meetings. MeetingPlace incorporates many easy-to-use features that allow participants to emulate a face-to-face meeting, such as private breakout sessions and roll calls.

        MeetingPlace is available as an outsourced service (either at a Latitude hosting facility or managed by Latitude on the customer's site), typically offered for a usage-based fee billed on a monthly basis. Alternatively, for an up front license fee, MeetingPlace may be purchased as an on-premises platform that an enterprise can manage itself. Under either deployment method, customer dedicated systems and extensive integration into a company's own information technology (IT) infrastructure enable companies to provide a highly secure meeting environment while also lowering overall conferencing costs.

        We began commercial shipment of MeetingPlace products and services in December 1994 and, as of December 31, 2002, had sold MeetingPlace to over 430 enterprise customers. In addition to enterprise-wide general deployment, customers have purchased and used MeetingPlace for a variety of specific business applications, including morning brokerage calls, crisis management, training and education, customer and client services, supply chain management and merger integration. Furthermore, a significant number of our customers have purchased additional products or services after their initial system installations. MeetingPlace has been installed in some of the world's leading enterprises, including 3Com, Aetna, Agilent, Cisco, Credit Suisse First Boston, Fidelity Investments, Honeywell, Intuit, Lockheed Martin, Oracle, Union Pacific Railroad and the U.S. Federal Reserve Bank.

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

        An enterprise's willingness to adopt a new communications technology depends largely on the technology's ability to efficiently replace or enhance an existing business process. Voicemail is a more convenient and cost effective substitute for the traditional pad-and-paper answering service. E-mail provides a similar improvement over traditional inter-office mail. Cellular phones and laptop computers provide added flexibility for mobile workers over the traditional telephone and desktop computer. In addition, enterprises have sought to enhance their competitive advantage by creating a virtual presence with their customers and vendors through such means as e-commerce and extranets. Each of these technologies has increased productivity by extending the workplace beyond the physical office.

        We believe that no single, widely deployable technology, however, has been able to effectively provide the integrated voice and data collaboration that occurs in a face-to-face meeting in a cost effective manner. To have a meeting today, a business typically must have everyone present in a conference room or invest in limited and often expensive technologies or services that allow people to communicate. For example, audio conferencing, although widely used and available, can be expensive and does not enable participants to share and modify documents. Standalone web conferencing solutions often require incorporating a third party service for voice. Video conferencing systems enable participants to see each other but have technical limitations, such as minimum bandwidth requirements, and are not widely available to users. Collaborative software applications, such as Microsoft Outlook and Lotus Notes, focus on workflow improvements rather than sharing documents real-time and allowing users to speak with other participants.

        To address this need for efficient, real-time voice and data communication, organizations have resorted to using a patchwork of these technologies, including conferencing, fax, e-mail and collaborative software applications. While these technologies have been widely implemented, they do not allow an enterprise to create a comprehensive network for real-time collaboration throughout the organization to promote information flow and effective decision-making. We believe that the growing geographic dispersion and mobility of workers further compounds this problem.

        As a consequence, we believe there is a market for an integrated, secure, cost-effective and easy-to-use product that enables simultaneous real-time voice communication and document collaboration irrespective of geographic location. Furthermore, we believe that such a product can deliver both cost savings and secure, rich-media communications by leveraging the existing voice and data infrastructure within the enterprise. Finally, the system must provide incremental capabilities to improve the meeting itself.

MeetingPlace—The Latitude Solution

        MeetingPlace allows companies to conduct meetings that extend real-time decision-making processes irrespective of the geographic locations of participants. With MeetingPlace, users can schedule and attend a meeting, share and edit documents, and record and access meeting content. Attendees can participate in a meeting using widely available communications devices such as telephones, cellular phones, laptop computers and desktop computers. MeetingPlace is designed to be an enterprise-wide resource and to integrate seamlessly into widely deployed enterprise software environments, including corporate intranets and collaborative software environments such as Microsoft Exchange and Outlook and Lotus Domino and Notes.

        Key benefits of MeetingPlace include:

        ENHANCED PRODUCTIVITY AND FASTER DECISION MAKING.    MeetingPlace increases productivity by enhancing the ability of employees, partners and customers to easily and effectively meet when people are in different locations. MeetingPlace accelerates decision-making by getting the right people involved in the decision process, regardless of location.

        POWERFUL WEB CONFERENCING.    MeetingPlace web conferencing provides a highly productive user experience. From a firewall-friendly browser console, you can share any application, document, web site, whiteboard or presentation for participants to view, annotate and discuss in real time. Chat and polling capabilities enable private communication and group feedback.

        TIGHTLY INTEGRATED VOICE AND WEB CONFERENCING.    MeetingPlace tightly integrates voice and web conferencing to facilitate meeting control. Without disrupting the meeting, you know who's in your meeting, who's speaking and who's sharing. Users can control web conferencing permissions, speaking ability, recording and private discussions.

        MORE COST EFFECTIVE WAY TO MEET.    MeetingPlace saves money by reducing the need to travel and lowering a company's overall cost of conferencing. The cost of a voice and web conference using a third-party service bureau typically ranges between $0.20 and $0.50 per minute per participant for voice and web conferencing within the United States. As such, either by deploying MeetingPlace as a service or as an on-premises purchased solution, a typical customer can often realize significant cost savings. Moreover, as IT organizations move to build their IP networks to handle voice traffic, conferencing is one of the most important applications that can deliver additional cost reductions by moving global telephony traffic from more expensive PSTN backbone trunks to lower cost IP trunks.

        SECURITY AND CONTROL.    MeetingPlace provides an architecture and functionality that enables an enterprise to securely manage web conferencing behind its corporate firewall, consistent with its other information technology strategies. Additionally, MeetingPlace eliminates several risks associated with third party conferencing service bureaus, such as competitors guessing meeting ID's and eavesdropping on meetings.

        EASE OF USE.    MeetingPlace allows users to easily schedule, attend and review meetings from their telephones or familiar desktop environments such as Internet browsers, Microsoft Outlook or Lotus Notes.

        MEETING RECORDING AND PLAYBACK.    MeetingPlace provides an integrated ability to record and archive meeting conversations and shared documents, enabling information generated during a meeting to be efficiently passed on to those unable to attend.

        SCALABILITY AND CONFIGURABILITY.    The MeetingPlace architecture scales easily and flexibly. Large deployments can be supported with a single system, while global and distributed servers are connected through MeetingPlace networking capabilities. In addition, high reliability and component redundancies ensure its availability for critical communication. Administration is made simple by automated system tools and comprehensive reports. MeetingPlace can also be configured in a variety of ways to satisfy specific business applications, such as training and supply chain management.

        DEPLOYMENT FLEXIBILITY.    MeetingPlace can be deployed to meet the unique needs of any organization. You can have Latitude host and manage a system for you or buy a system outright and manage it yourself. Either way MeetingPlace is deployed, it is dedicated to a single enterprise and deployed on its network, enabling IT organizations to further leverage their infrastructure investment.

MeetingPlace Services

        MeetingPlace Services are meeting the requirements of many IT organizations as they move to a mix of outsourced services as part of their plan to focus their IT investments. Voice and web conferencing are available as needed and paid for on a usage basis. We provide extensive follow-on consulting and support services to our customers to ensure successful deployment of MeetingPlace in organizations. And, we offer implementation and customization services on an individual engagement basis, as well as full care support and managed services on an ongoing recurring basis.

        MANAGED SERVICES.    Managed services are designed for customers that desire on-site MeetingPlace systems but wish to outsource MeetingPlace's administration and management. Managed services include all user profile management, help desk support, rollout, capacity planning, technical support and monthly usage reporting.

        HOSTED SERVICES.    Hosted services are designed for customers that desire to fully outsource their conferencing needs. Hosted services include all of the services offered with managed services plus the long distance voice telephony. This service is provided using MeetingPlace systems located at a Latitude data center.

        IMPLEMENTATION SERVICES.    Implementation services include turnkey project management, database design, specific business application development, training and on-site installation. These services target seamless integration with a wide variety of telephone systems, local area network configurations, web servers and messaging systems.

        CUSTOMIZATION SERVICES.    Customization services include customization of web interfaces to MeetingPlace, custom programming of telephone access menus through the MeetingPlace Flex Menu Option, custom reporting and billing, customization of MeetingPlace into non-standard voice or data networking infrastructures and advanced application support and training. These services are designed for customers with special application or customization needs.

        FULL CARE SUPPORT.    Full care support is an annual or multi-year service plan that provides telephone-based technical support to system managers. In addition, participating customers receive a software subscription service for new releases, access to a standby conference server and onsite hardware maintenance.

MeetingPlace Products

The MeetingPlace system consists of these components:

        MEETINGPLACE CONFERENCE SERVER.    At the core of the MeetingPlace system is the MeetingPlace conference server, an integrated hardware and software platform. The MeetingPlace server is a carrier grade platform built around an Intel Pentium processor and incorporates standard trunk interfaces to digital phone systems, an Ethernet interface for local area networks and IP telephony, and a storage system to manage internal database functions and conference recordings. In addition, the platform utilizes our advanced high-performance digital signal processing cards to manage voice communications. A single MeetingPlace server can scale to 1,152 concurrent users in any combination of different sized conferences, enabling customers to configure the MeetingPlace server on a concurrent user basis. An enterprise can further increase scalability and reliability through MeetingPlace networking capabilities.

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

        MEETINGPLACE WEB CONFERENCING.    Server-based software that facilitates real-time data collaboration using Java-compatible web browsers such as Microsoft Internet Explorer and Netscape Navigator.

        MEETINGNOTES.    Software that facilitates the capture, management and playback of meeting voice recordings and integrated web and voice recording agendas and attached electronic documents.

        MeetingPlace provides additional capabilities to enhance the value of the solution. These include components to ease administration, to ease the work of scheduling and attending meetings, and to enable the integration of MeetingPlace with other strategic communications tools used by the enterprise:

        MEETINGTIMECLIENT.    Software that enables users to administer MeetingPlace and to schedule, configure and monitor advanced meeting functions such as lecture style meetings and Question & Answer functionality.

        MEETINGPLACE WEB USER INTERFACE.    Windows server software that integrates MeetingPlace with an enterprise's web server to provide end-users with browser-based scheduling and management of conferences. WebPublisher also integrates with Streaming Media software to provide streaming audio playback of conference recordings.

        MEETINGPLACE FOR OUTLOOK.    Windows server software that integrates MeetingPlace with Microsoft Exchange to facilitate conference scheduling and delivery of notifications through the Microsoft Outlook calendaring interface from the user's desktop.

        MEETINGPLACE FOR NOTES.    Windows server software that integrates MeetingPlace with Lotus Domino to facilitate conference scheduling and delivery of notifications through the Lotus Notes calendaring interface from the user's desktop.

        MEETINGPLACE E-MAIL GATEWAY.    Windows server software that integrates MeetingPlace with popular e-mail systems for automated e-mail delivery of conference notifications and meeting materials.

        MEETINGPLACE DIRECTORY SERVICES.    Windows server software that leverages corporate databases to authenticate and synchronize user information.

Technology

        MeetingPlace incorporates a wide variety of internally developed and third party licensed technologies. Key aspects of our technology platform include:

        HIGH-PERFORMANCE DIGITAL SIGNAL PROCESSING ENGINE.    To meet the needs of a highly scalable conferencing system, we use a general purpose digital signal processing card based on a reduced instruction set computing, or RISC, microprocessor and programmable Texas Instruments digital signal processing chips. MeetingPlace configurations can contain up to 12 digital signal processing cards to deliver up to five billion instructions per second of processing power in a single server. Our software leverages the power of these digital signal processing cards to provide high quality conference bridging that integrates digital signal processing algorithms for echo cancellation, automatic gain control, background noise suppression, voice compression and speaker and dial tone detection.

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

        ROBUST SERVER SOFTWARE ARCHITECTURE.    MeetingPlace utilizes a robust set of internally developed application programming interfaces, or API's, that are designed to integrate with a variety of external applications, including web servers, e-mail systems and fax servers.

        DISTRIBUTED NETWORK ARCHITECTURE.    MeetingPlace enables the centralized administration and management of multiple servers distributed over an enterprise's local or wide area network. The system also incorporates an internal database replication engine, system-wide redundancy for MeetingPlace network servers and fault tolerance to network outages.

Customers

        We began commercial shipment of MeetingPlace products and services in December 1994 and, as of December 31, 2002, had sold MeetingPlace to over 430 enterprise customers. Our typical customers are medium to large businesses with geographically diverse employees, suppliers, customers and other constituents. In addition to enterprise-wide general deployment, customers have purchased and used MeetingPlace for a variety of specific business applications, including crisis management, training and education, customer and client services, supply chain management and merger integration. Furthermore, a significant number of our existing customers have purchased additional products or services after their initial system installations.

        Our largest customer, Hewlett-Packard Company (HP), accounted for approximately 22% of our total revenue in 2002. HP accounted for approximately 14% of our total revenue in 2001. No single customer accounted for more than 10% of our total revenue in 2000.

        In August 2002, we announced that HP, following its merger with Compaq, had decided to pursue alternative vendor solutions for its voice conferencing needs. Accordingly, HP has now begun its reduction in usage of MeetingPlace. We currently expect some HP usage to continue through the middle of 2003, although any future usage levels and rates of change in such usage levels are uncertain. See "Factors That May Affect Future Results—Our revenues could be significantly reduced by the loss of a major customer." We continue to increase the number of customers under managed and hosted service contracts, which we expect will offset the anticipated decrease of Hewlett-Packard service revenues.

Marketing and Sales

        Marketing.    To create awareness, market demand and sales opportunities for our products, we engage in a number of marketing activities which include public relations activities with trade and business press, exhibiting products and applications at industry trade shows and on our web site, direct marketing, advertising in selected publications aimed at targeted markets and web directories and search engines, distribution of sales literature, technical specifications and documentation. Our marketing efforts focus on educating the significant influencers within enterprises, targeting IT executives and IT managers to build a business case and closing on initial deployment applications. In addition, we cultivate relationships with major network and telecommunications equipment providers.

        Sales.    Our distribution strategy is to sell our products and services to medium to large businesses with geographically dispersed employees, suppliers, customers and other constituents. We employ a direct sales force in the United States as our primary distribution channel to market to these enterprises. Latitude uses a consultative sales approach, working closely with customers to understand and define their needs and to determine how they can be addressed by our products and services. This strategy continues after the initial product implementation, the successful completion of which is typically a prerequisite to full-scale deployment. While the sales cycle varies from customer to customer, it typically lasts between six and twelve months. See "Factors That May Affect Future Results—Our sales cycle is lengthy and unpredictable."

        In addition to our direct sales force in the United States, the United Kingdom and Singapore, we use indirect channels to extend our marketing effort. Traditionally, our indirect channels have included resellers that target specific geographic regions and vertical markets, as well as usage-based resellers who offer access to MeetingPlace services on a per-minute basis. During 2002, we also increased our reseller base to cover both mid-sized businesses as well as global accounts. As of December 31, 2002, we had 10 domestic resellers and 6 international resellers. We intend to continue to grow our reseller channels. See "Factors That May Affect Future Results—If we fail to expand and develop our distribution channels, our business could suffer" and "—Our ability to expand into international markets is uncertain."

Competition

        We compete in a market that is highly competitive and rapidly changing. We expect competition to persist and intensify in the future. We believe the principal competitive factors in our market include, or are likely to include, overall cost of conferencing, product performance and features such as the ability to integrate voice and web, security, reliability, ease of use, size of customer base, quality of service and technical support, sales and distribution capabilities and strength of brand name. Additionally, cross-subsidization by service providers who bundle conferencing with long distance transport could increasingly affect our business. A description of our principal competitors and the risks associated with the competitive nature of our market are discussed in greater detail in "Factors That May Affect Future Results—Our market is highly competitive."

        We cannot be certain that we will be able to compete successfully with existing or new competitors. If we fail to compete successfully against current or future competitors, our business could suffer.

Patents and Intellectual Property Rights

        Our success is heavily dependent upon protecting our proprietary technology. We rely primarily on a combination of patents, copyright, trademark, trade secrets, non-disclosure agreements and other contractual provisions to protect our proprietary rights. As of December 31, 2002, we had four issued U.S. patents relating to voice processing interfaces, recording and retrieval of audio conferences and graphical computer interfaces for teleconference systems. We cannot be certain that these patents will provide us with any competitive advantages or will not be challenged, invalidated or circumvented by third parties or that the patents of others will not have an adverse effect on our ability to do business.

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

        A discussion of risks associated with the protection of our patents and intellectual property rights and potential infringement by us of the patents and intellectual property rights of others is presented in "Factors That May Affect Future Results—We may be unable to adequately protect our proprietary rights, and we may be subject to infringement claims."

Manufacturing

        We currently outsource the manufacturing of all of the subassemblies and components of the MeetingPlace server to third parties. This strategy allows us to reduce costly investments in manufacturing capital and to leverage the expertise of our vendors. Our manufacturing operation consists primarily of final assembly and testing of fully-configured MeetingPlace servers. Some of the components and parts used in our products are procured from sole sources, including the processor and digital signal processing device used in our MeetingPlace server. We typically obtain components from only one vendor even where multiple sources are available to maintain quality control and enhance the working relationship with suppliers. These purchases are made under existing contracts or purchase orders. The failure of any sole source suppliers to deliver on schedule could delay or interrupt our delivery of products and adversely affect our business. See "Factors That May Affect Future Results—Any interruption in supply of components from outside manufacturers and suppliers could hinder our ability to ship products in a timely manner."

Employees

        As of December 31, 2002, we had a total of 177 (10 outside the U.S.) employees, of which 29 were in research and development, 125 were in sales, marketing and customer support and 23 were in finance, administration and operations. Our future performance depends in significant part upon our ability to attract new personnel and the continued service of existing personnel in key areas including engineering, technical support and sales. Competition for qualified personnel is intense and there can be no assurance that we will be successful in attracting or retaining employees in the future. None of our employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good. See "Factors That May Affect Future Results—Our business could suffer if we lose the services of our current management team."

ITEM 2. PROPERTIES.

        We lease approximately 56,000 square feet for our headquarters facility in Santa Clara, California. The current lease for the Santa Clara facility expires in December 2005. We also lease space at twelve other locations in the U.S. and two outside the U.S. Each of these other offices is leased on a month-to-month basis or under a lease with a term of 12 months or less, except for the lease for our San Francisco facility which expires in June 2005.

ITEM 3. LEGAL PROCEEDINGS.

        In November 2001, a series of securities class actions were filed in the United States District Court for the Southern District of New York against certain underwriters for Latitude's initial public offering ("IPO"), Latitude Communications Inc., and Emil C. Wang and Rick M. McConnell, who were officers of Latitude at the time of the IPO. The complaints were consolidated into a single action, and a consolidated amended complaint against Latitude was filed in April 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements in the initial public offering's registration statement and by engaging in manipulative practices to artificially inflate the price of Latitude's common stock after the initial public offering. The amended complaint also alleges, among other things, that Latitude and the named officers violated section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters' alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding.

        Mr. McConnell and Mr. Wang have subsequently been dismissed from the action without prejudice pursuant to a tolling agreement. Furthermore, in July 2002, Latitude and the other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under section 11 was denied as to virtually all the defendants in the consolidated actions, including Latitude. However, the claims against Latitude under section 10(b) were dismissed.

        Latitude will defend itself vigorously against the claims in this lawsuit. Due to the inherent uncertainties of litigation and because the litigation is still at a preliminary stage, the ultimate outcome of the matter cannot be predicted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Latitude Communications made its initial public offering on May 6, 1999. Our common stock is traded on the Nasdaq National Market under the symbol LATD. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

Fiscal 2002	High	Low
First Quarter	$3.95	$2.06
Second Quarter	$2.50	$1.15
Third Quarter	$1.80	$.53
Fourth Quarter	$1.69	$.41
Fiscal 2001	High	Low
First Quarter	$5.44	$2.02
Second Quarter	$3.97	$1.50
Third Quarter	$2.34	$1.14
Fourth Quarter	$2.97	$1.02

        As of February 28, 2003, there were approximately 134 registered holders of record of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in street name.

        We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends for the foreseeable future.

        On May 6, 1999, in connection with Latitude's initial public offering, a Registration Statement on Form S-1 (No. 333-72935) was declared effective by the Securities and Exchange Commission, pursuant to which 3,125,000 shares of Latitude's common stock were offered and sold for the account of Latitude at a price of $12.00 per share, generating gross offering proceeds of $37.5 million. The managing underwriters were Credit Suisse First Boston Corporation, Hambrecht & Quist LLC and Dain Rauscher Wessels. After deducting approximately $2.6 million in underwriting discounts and $1.1 million in other related expenses, the net proceeds of the offering were approximately $33.8 million. No direct or indirect payments were made to officers or directors or holders of ten percent or more of any class of equity securities of Latitude or any of their affiliates. Latitude has invested in investment grade, interest-bearing securities. As of December 31, 2002, $25.2 million of the net proceeds were invested in cash and cash equivalents and short-term investments and approximately $8.6 million had been used for working capital, including capital investments of $2.7 million in 2002, $3.1 million in 2001 and $3.2 million in 2000. Latitude intends to use the remaining proceeds for capital expenditures, including the acquisition of computer and communication systems and for general corporate purposes.

Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002, including the 1993 Stock Plan, the 1999 Stock Plan, the 1999 Directors' Stock Option Plan, the 1999 Employee Stock Purchase Plan and the 2001 Employee Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Columns (a)) (c)
Equity compensation plans approved by stockholders
1993 Stock Plan	1,051,237		$2.95	201,051
1999 Stock Plan	3,120,562		$4.95	379,045	(1)
1999 Directors' Stock Option Plan	85,000		$8.77	165,000
1999 Employee Stock Purchase Plan	0	(2)	N/A	503,944	(3)
Equity compensation plans not approved by stockholders
2001 Employee Stock Option Plan	526,686		$2.73	269,684	(4)

TOTAL	4,783,485			1,518,724

(1)
Represents shares available for future issuance under the 1999 Stock Plan (the "1999 Plan") as of December 31, 2002. The 1999 Plan includes an "evergreen" feature, which provides for an automatic annual increase in the number of shares available for future issuance under the plan on the first day of each of the our fiscal years through 2006, equal to the lesser of 4% of our outstanding common stock on the last day of the immediately preceding fiscal year, 1,500,000 shares or a lesser number of shares determined by the Board of Directors.

(2)
Excludes purchase rights accruing under the 1999 Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, eligible employees may purchase shares of common stock at semi-annual intervals at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on an employee's entry date into an offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date.

(3)
Represents shares currently available for future issuance under the ESPP as of December 31, 2002. The ESPP, designed to comply with Internal Revenue Code Section 423, includes an "evergreen" feature, which provides for an automatic annual increase in the number of shares available for future issuance under the plan on the first day of each of the our fiscal years through 2004, equal to the lesser of 1% of our outstanding common stock on the last day of the immediately preceding fiscal year, 200,000 shares or such lesser number of shares as is determined by the Board of Directors.

(4)
Available for issuance under the 2001 Employee Stock Option Plan (the "2001 Plan"). A description of the 2001 Plan follows.

2001 Employee Stock Option Plan

        In February, 2001, our Board of Directors approved the 2001 Plan pursuant to which non-qualified stock options may be granted to our employees who are not officers or directors. This plan has not been submitted to our stockholders for approval. As of December 31, 2002, options to acquire 526,686 shares were outstanding under this plan, out of the 800,000 shares originally reserved for issuance.

        The purpose of the plan is to promote our success by linking the personal interests of our non-executive employees to those of our stockholders and by providing participants with an incentive for outstanding performance. The plan authorizes the granting of non-qualified stock options to our non-executive employees and consultants. Options will have an exercise price per share equal to the fair market value per share of common stock on the grant date. No option may have a term of more than ten years. Options that are issued under the plan typically vest over a four-year period beginning at the grant date and expire ten years from the date of grant. The options will vest on an accelerated basis in the event the Company is acquired and those options are not assumed or replaced by the acquiring entity. The Board of Directors or the Compensation Committee may amend or terminate the plan without stockholder approval, but no amendment or termination of the plan or any award agreement may adversely affect any award previously granted under the plan without the written consent of the participant.

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

Five-Year Summary

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product	$12,214	$13,583	$29,356	$23,765	$16,506
Service	28,279	20,273	14,075	9,277	4,545

Total revenue	40,493	33,856	43,431	33,042	21,051

Cost of revenue:
Product	4,646	3,391	4,978	4,036	3,182
Service	13,862	11,108	7,455	4,890	2,822

Total cost of revenue	18,508	14,499	12,433	8,926	6,004

Gross profit	21,985	19,357	30,998	24,116	15,047

Operating expenses:
Research and development	5,813	6,281	6,339	4,131	2,638
Marketing and sales	17,876	19,574	20,077	14,992	9,859
General and administrative	4,838	5,726	4,152	2,563	1,772
Restructuring charge	5,400	870	—	—	—

Total operating expenses	33,927	32,451	30,568	21,686	14,269

Income (loss) from operations	(11,942)	(13,094)	430	2,430	778
Interest income (expense), net	914	1,737	2,408	1,218	(41)

Income (loss) before benefit from (provision for) income tax	(11,028)	(11,357)	2,838	3,648	737
Benefit from (provision for) income tax	(7,504)	3,963	(1,179)	3,724	(34)

Net income (loss)	$(18,532)	$(7,394)	$1,659	$7,372	$703

Net income (loss) per share—basic	$(0.96)	$(0.39)	$0.09	$0.56	$0.21

Shares used in per share calculation—basic	19,360	19,011	18,702	13,164	3,279

Net income (loss) per share—diluted	$(0.96)	$(0.39)	$0.08	$0.39	$0.04

Shares used in per share calculation—diluted	19,360	19,011	19,969	18,783	16,422

Non-cash stock-based compensation included in the above expenses:
Cost of revenue—service	$—	$7	$26	$83	$47
Research and development	40	67	76	78	31
Marketing and sales	29	56	86	272	115
General and administrative	143	254	264	319	106

	$212	$384	$452	$752	$299

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,119	$15,370	$23,993	$10,847	$3,982
Working capital	24,235	25,642	44,235	44,771	4,470
Total assets	40,282	54,892	63,158	60,054	11,870
Long-term obligations	—	—	106	453	838
Total stockholders' equity	$26,605	$44,853	$51,816	$48,111	$4,785

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain Forward-Looking Information

        This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-K include a number of forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as "anticipates," "believes," "expects," "future," and "intends," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks are described in "Factors That May Affect Future Results" and elsewhere in this Annual Report on Form 10-K. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

        We are a leading provider of integrated, secure voice and web conferencing solutions that enable geographically dispersed organizations to work better through real-time collaboration. Our MeetingPlace system integrates with standard communications infrastructures enabling people to share and edit live documents to work together productively from any location. With MeetingPlace, participants can schedule and attend a meeting, view, share and edit documents, and capture and retrieve meeting content. MeetingPlace is designed to be an enterprise-wide resource and to leverage existing technologies such as telephones, cellular phones and personal computers.

        We were incorporated in April 1993. From inception until December 1994, our operations consisted primarily of basic start-up activities, such as research and development and recruiting personnel. We first recognized revenue from product sales in December 1994 and generated revenue of $40.5 million, $33.9 million, and $43.4 million in 2002, 2001, and 2000, respectively. We generated net losses of $18.5 million in 2002 and $7.4 million in 2001 and net income of $1.7 million in 2000. The net loss in 2002 includes the effect of a $5.4 million restructuring charge and a tax valuation allowance of $11.2 million. The net loss in 2001 includes the effect of an $870,000 restructuring charge. We cannot be assured that our revenues will grow or that we will achieve profitability in the future.

        We generate revenue from sales of our MeetingPlace products and services, and from related customer support and consulting services. Revenue derived from services constituted 70%, 60%, and 32% of our total revenue in 2002, 2001, and 2000, respectively. Service revenue includes revenue from our usage and subscription based managed and hosted MeetingPlace services, implementation and customization services, consulting services, warranty coverage and customer support. Revenue from managed, hosted and implementation services is recognized as the services are performed, revenue from customization services is recognized upon project completion, while revenue from warranty coverage and customer support is recognized ratably over the period of the underlying contract. In 2001, we significantly enhanced our service offerings to include managed and hosted deployment options. Our MeetingPlace services offerings allow companies to acquire MeetingPlace on a usage-based pricing model and have Latitude manage their MeetingPlace capacity. Accordingly, revenue from this new service offering increased the proportion of total revenue derived from services. Revenues pursuant to our hosted services agreement are recognized as the related services are delivered.

        Revenue derived from product sales constituted 30%, 40%, and 68% of our total revenue in 2002, 2001, and 2000, respectively. During this period, product sales have become increasingly difficult due to decreases in capital spending by our customers, and we expect this environment to continue for the foreseeable future. Product revenue is generally recognized upon shipment if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is probable, product returns are reasonably estimable and, if applicable, acceptance has been obtained. We calculate an allowance for returns based on historical rates. To the extent that prospective customers elect to purchase the hosted service rather than an on-premises MeetingPlace system, our product revenue could be adversely affected.

        We sell our MeetingPlace products and services primarily through our direct sales force and, to a lesser extent, through indirect distribution channels. The majority of our revenue is derived from Fortune 1000 companies, many of which initially purchase MeetingPlace servers and later expand deployment of our products as they require additional capacity for voice and web conferencing.

        Total cost of revenue consists of component and materials costs, direct labor costs, amortization of capitalized software, warranty costs, royalties and overhead related to the manufacturing of our products, as well as long distance services resold to our customers, materials, travel and labor costs related to personnel engaged in our service operations. Product gross margin is impacted by the proportion of product revenue derived from software sales, which typically carry higher margins than hardware sales, and from indirect distribution channels, which typically carry lower margins than direct sales. Service gross margin is impacted by the mix of services we provide, which have different levels of profitability, usage levels by our customers and the efficiency with which we provide support to our customers. We reduce the carrying value of excess and obsolete inventory by identifying inventory components either considered excess based on estimates of future usage or obsolete due to changes in our products offerings. As a result of technological changes, our products may become obsolete or we could be required to redesign our products.

        During 2002 and 2001, we recorded significant accruals in connection with our restructuring programs. These accruals include estimates pertaining to employee separation costs and the settlements of contractual obligations related to excess leased facilities and other contracts. Although we do not currently anticipate significant changes, the actual costs may differ from these estimates, particularly the costs surrounding the excess leased facilities (for example, increased common area maintenance fees).

Critical Accounting Policies and Estimates

        Latitude's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, and restructuring. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  Revenue Recognition. We recognize revenue in accordance with accounting standards for software companies including Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition", as amended by SOP 98-4, SOP 98-9, and related interpretations including Technical Practice Aids. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

    Latitude generates revenues through two primary sources: (a) product revenues and (b) service revenues. Product revenues are generated from the sale of hardware and from licensing the rights to use our products directly to end-users and indirectly through Valued Added Resellers ("VAR's"). Service revenues are generated from our usage and subscription based managed and hosted MeetingPlace services, implementation and customization services, customer support services (including maintenance contracts), consulting services and training services.

    Latitude recognizes product revenues generally upon shipment if a signed contract or purchase order exists, the fee is fixed or determinable, collection of the resulting receivable is probable, product returns are reasonably estimatable and, if applicable, acceptance has been obtained.

    In product arrangements that include rights to multiple software products and/or services we allocate the total arrangement fee among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to the delivered elements. Elements included in multiple element arrangements could consist of software products, maintenance (which includes customer support services and unspecified upgrades), or consulting services. Vendor-specific objective evidence is based on the Company's established history of selling prices of the element when sold separately or for maintenance services a contracted stipulated renewal rate.

    Standard terms for license agreements call for payment within 30 days. Probability of collection is based upon the assessment of the customer's financial condition through the review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Revenues from distribution agreements with VAR's are recognized upon the earlier of receipt of cash from the VAR or identification of an end-user. In the latter case, probability of collection is evaluated based upon the credit worthiness of the VAR. Our agreements with customers and VAR's do not contain product return rights.

    Revenue from managed and implementation services is recognized as the services are performed, revenue from customization services is recognized upon project completion, while revenue from warranty coverage and customer support is recognized ratably over the period of the underlying contract. Revenues from consulting and training services are also recognized as services are performed. Standard terms for customer support contracts, consulting services and training services call for payment within 30 days.

    Revenue from hosted services is recognized as the service is performed.

    Fees from licenses sold together with implementation, customization or consulting services are generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and services are recognized under the percentage of completion method of contract accounting.

    If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

  •
  Allowance for Doubtful Accounts. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. At quarter-end, all receivables greater than $10,000 and more than 60 days outstanding are analyzed for payment status. As required, input is received from the Services and Sales organizations. Based on this review, a reserve for specific accounts that are clearly identified as collection risks are recorded, as well as an allowance based on specific percentages for each aging category. We have recorded changes in our bad debt reserves in recent periods due to the rapid downturn in the economy, in the technology sector in particular, and we may record additional changes in the future.

  •
  Income Taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as any operating loss and tax credit carryforwards. We follow specific guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. During the third quarter ended September 30, 2002, the Company concluded that a deferred tax asset valuation allowance should be established due to the uncertainty of realizing the tax loss carry-forwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". Accordingly, in 2002, the Company recorded a non-cash charge of $11.2 million to provide a full valuation allowance for its deferred tax assets. The Company's assessment in recording the valuation allowance was based principally on its uncertainty of utilizing assets in the future; the loss of a major customer and restructuring efforts announced in the third quarter of 2002; and unfavorable macro-economic conditions.

  •
  Inventories and Write-Down of Obsolete and Excess Inventory. Inventories are valued at the lower of cost or market value and have been reduced by a write-down for excess and obsolete inventories. Inventory components are considered excess based on estimates of future usage or obsolete due to changes in our products offerings. The write-down is based on management's review of inventories on hand compared to estimated future usage and sales. In addition to the aforementioned review, inventory categorized in the MRB (Materials Review Board) location are 100% reserved, and trial inventory is reserved between 50-100%, depending on the specific server shipped.

Results of Operations

        The following table lists, for the periods indicated, the percentage of total revenue of each line item:

	Year Ended December 31,
	2002	2001	2000
As a Percentage of Total Revenue:
Revenue:
Product	30.2%	40.1%	67.6%
Service	69.8	59.9	32.4

Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	11.5	10.0	11.5
Service	34.2	32.8	17.1

Total cost of revenue	45.7	42.8	28.6

Gross profit	54.3	57.2	71.4

Operating expenses:
Research and development	14.4	18.5	14.6
Marketing and sales	44.2	57.7	46.2
General and administrative	11.9	16.9	9.6
Restructuring charge	13.3	2.5	—

Total operating expenses	83.8	95.6	70.4
Income (loss) from operations	(29.5)	(38.4)	1.0
Interest income, net	2.3	5.1	5.5

Income (loss) before benefit from (provision for) income tax	(27.2)	(33.3)	6.5
Benefit from (provision for) income tax	(18.5)	11.5	(2.7)

Net income (loss)	(45.7)%	(21.8)%	3.8%

  Product Revenue

        Product revenue was $12.2 million in 2002, $13.6 million in 2001, and $29.4 million in 2000. Product revenue decreased 10% from 2001 to 2002 and decreased 54% from 2000 to 2001. The decrease in product revenue from 2001 to 2002 was due to reduced capital spending and longer sales cycles at our existing and potential customers, resulting in fewer MeetingPlace system sales in the current year. The decrease in product revenue from 2000 to 2001 was largely due to two significant factors. First, capital spending was constrained due to economic uncertainty. Second, we enhanced our service offerings to include managed and hosted deployment options, which allows companies to acquire MeetingPlace on a usage-based pricing model. Due to the continued impact of the aforementioned factors, we anticipate the environment for product sales to be challenging in 2003.

  Service Revenue

        Service revenue was $28.3 million in 2002, $20.3 million in 2001, and $14.1 million in 2000. Service revenue increased 39% from 2001 to 2002 and 44% from 2000 to 2001. Service revenue is comprised of two parts, product support revenue and MeetingPlace services revenue, which includes managed and hosted services. MeetingPlace services revenue increased from $7.2 million in 2001 to $14.4 million in 2002 due to an increasing amount of customers electing to purchase the hosted or managed service rather than an on-premises MeetingPlace system.

        In August 2002, we announced that Hewlett-Packard Company, our largest customer, had decided to pursue alternative vendor solutions for its voice conferencing needs. Service revenue from Hewlett-Packard consisted of $9.1 million in 2002, $4.7 million in 2001, and $1.8 million in 2000. We expect service revenue to remain relatively flat in absolute dollars in 2003 as we continue to increase the number of customers under managed and hosted service contracts, which we anticipate will offset the decrease of Hewlett-Packard service revenues.

  Cost of Revenue

        Total cost of revenue was $18.5 million in 2002, $14.5 million in 2001, and $12.4 million in 2000. Total cost of revenue increased 28% from 2001 to 2002 and 17% from 2000 to 2001. The increase in total cost of revenue was attributable to a change in the mix of revenues from higher margin product revenue to lower margin service revenue, and we expect this trend to continue.

        Gross profit was $22.0 million in 2002, $19.4 million in 2001, and $31.0 million in 2000. Gross margin declined to 54% in 2002 from 57% in 2001 and 71% in 2000. The continued decline in gross margin from 2000 through 2002 was attributable to the shift in revenue mix from higher margin product revenue to lower margin service revenue, the decrease in product gross margin as discussed below, and the concurrent increase in fixed infrastructure costs necessary to support the increased service revenue. On a forward-looking basis, we expect the Company to focus on growing the percentage of revenue from services and that gross margins will decline as the service revenue component increases.

        Product gross margin in 2002, 2001, and 2000 was 62%, 75%, and 83%, respectively. The decline in product gross margin from 2000 through 2002 was attributable to the impact of fixed product costs on lower product revenue, as well as reduced prices. Product gross margin may continue to decrease over time due in part to continued pricing pressure as well as an increasing use of channel partners to sell our products.

        A write-down of excess and obsolete inventory is recorded at the end of each period based on an analysis of inventory on hand, considering forecasted usage and whether component parts are useable in our current product. As a result of this analysis, we believe that our write down of excess and obsolete inventory of $538,000 during the years ended December 31, 2002 and $250,000 at December 31, 2001 was adequate.

        Service gross margin in 2002, 2001, and 2000 was 51%, 45%, and 47%, respectively. The increase in service margin from 2001 to 2002 was attributable to increased services revenue on higher usage volumes. On a forward-looking basis, we expect service gross margin to fluctuate based on the level of investment in worldwide infrastructure for hosted services and overall services revenue.

  Research and Development Expenses

        The table below sets forth gross research and development expenses, capitalized internal software development costs and net research and development expenses in dollar amounts and as a percentage of total revenue for the periods indicated (in thousands):

	Year Ended December 31,
	2002	2001	2000
Gross research and development expenses	$6,125	$6,641	$6,957
Capitalized internal software development costs	(312)	(360)	(618)

Net research and development expenses	$5,813	$6,281	$6,339

As a percentage of total revenue:
Gross research and development expenses	15%	20%	16%
Net research and development expenses	14%	19%	15%

        Gross research and development expenses decreased 8% from 2001 to 2002 and decreased 5% from 2000 to 2001. The decrease in research and development expense as a percentage of total revenues from 2001 to 2002 was attributable to the increase in total revenues and a $489,000 decrease in research and development costs due in part to the implementation of a cost reduction program in the third quarter of 2002. We expect to continue to make investments in research and development, and anticipate that research and development expenses will remain consistent with historical ranges as a percentage of revenue.

  Marketing and Sales Expenses

        Marketing and sales expenses consist primarily of promotional expenditures and compensation and related costs for marketing and sales personnel. Marketing and sales expenses were $17.9 million in 2002, $19.6 million in 2001, and $20.1 million in 2000. Marketing and sales expenses decreased 9% from 2001 to 2002 and decreased 3% from 2000 to 2001. Marketing and sales expenses decreased from 2001 to 2002 primarily due to decreases in the following areas; $237,000 in public relations, $359,000 in trade show, $291,000 in recruiting, $123,000 in conference and training, $518,000 in occupancy, and $120,000 in depreciation. Marketing and sales expenses decreased from 2000 to 2001 due to decreased commission expenses, which were $1.1 million lower than the previous year based on lower revenue, offset in part by increased employee-related expenses in the marketing organization. Marketing and sales expenses were 44%, 58%, and 46% of total revenue for 2002, 2001, and 2000, respectively. On a forward-looking basis, we expect marketing and sales expenses to generally range from 35% to 40% of total revenues.

  General and Administrative Expenses

        General and administrative expenses were $4.8 million in 2002, $5.7 million in 2001, and $4.2 million in 2000. General and administrative expenses decreased 16% from 2001 to 2002 and increased 38% from 2000 to 2001. General and administrative expenses were 12%, 17%, and 10% of total revenue for 2002, 2001, and 2000, respectively. General and administrative expenses decreased from 2001 to 2002 primarily due to a reduction in bad debt expense of $800,000 and $100,000 in foreign currency gain, offset in part by an increase in legal expenses of $175,000. The increase in general and administrative expenses from 2000 to 2001 was due to increases in 2001 of bad debt expense by $800,000, insurance expense by $300,000 and salaries and related costs by $500,000. On a forward-looking basis, we expect general and administrative expenses in 2003 to be comparable in absolute dollars to the total in 2002.

        We record an allowance for doubtful accounts for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances identified as collection risks. As a result of this analysis, we believe that our allowance for doubtful accounts of $598,000 at December 31, 2002 and $602,000 at December 31, 2001 was adequate.

  Restructuring Expenses

        During the quarter ended June 30, 2001, Latitude initiated a restructuring program. As a part of this restructuring program, Latitude recorded costs and other charges of $870,000 classified as operating expenses. Of this amount, $442,000 related to a reduction in the workforce by approximately 40 regular employees across all functional areas of Latitude, $228,000 related to non-cancelable lease costs arising from the consolidation of excess facilities and $200,000 related to write-offs for abandoned assets.

        During the quarter ended September 30, 2002, Latitude initiated another restructuring program. As a part of this restructuring program, Latitude recorded costs and other charges of $5.4 million classified as operating expenses. Of this amount, $900,000 related to a reduction in the workforce by approximately 45 full-time employees across all functional areas of Latitude, including three members of executive management; $3.9 million related to non-cancelable lease costs arising from the consolidation of excess facilities; and $600,000 related to abandoned assets written-off.

        A summary of the restructuring costs is as follows (in thousands):

	Severance and Benefits	Facilities and Other Charges	Asset Write-Offs	Total
Provisions for fiscal 2001	$442	$228	$200	$870
Cash paid	(222)	(70)	—	(292)
Non-cash charges	(31)	—	(200)	(231)
Adjusted provision	(189)	189	—	—

Restructuring reserve balance at December 31, 2001	—	347	—	347
Provisions for fiscal 2002	900	3,900	600	5,400
Cash paid	(877)	(172)	—	(1,049)
Non-cash charges	—	(174)	(600)	(774)

Restructuring reserve balance at December 31, 2002	$23	$3,901	$—	$3,924

        The amounts related to severance and benefits costs are expected to be paid during fiscal 2003. The amounts related to non-cancelable lease costs are expected to be paid over the respective lease terms through fiscal 2005. At December 31, 2002, $1.4 million of the restructuring reserve was included in accrued liabilities, and $2.5 million was included in other non-current liabilities.

  Amortization of Deferred Stock Compensation

        In connection with the completion of our initial public offering in May 1999, options granted in the last quarter of 1997, throughout 1998, and the first quarter of 1999, have been considered to be compensatory. Latitude is amortizing deferred stock compensation associated with these options over the vesting periods of the applicable options, resulting in amortization expense of approximately $212,000 in 2002, $384,000 in 2001, and $452,000 in 2000. The amortization of deferred stock compensation was completed in the fourth quarter of 2002, with no additional amortization expense expected in 2003.

  Interest Income (Expense), Net

        We had net interest income of approximately $914,000, $1.7 million, and $2.4 million in 2002, 2001, and 2000, respectively. The decrease in net interest income from 2001 through 2002 was due to lower investment funds caused by Latitude's use of cash in operations and decreasing market interest rates.

  Income Taxes

        In 2002, we had a net provision for income taxes of $7.5 million. In 2001, we had a net benefit from income taxes of $4.0 million. In 2000, we had a net provision for income taxes of $1.2 million. The tax provision in 2002 was due to the valuation allowance placed on the Company's deferred tax assets.

        At September 30, 2002 and December 31, 2001, the Company had total gross U.S. deferred tax assets of $9.0 million and $7.5 million, respectively. These assets included temporary differences related principally to net operating losses that carry forward and research and development credits. During the third quarter ended September 30, 2002, the Company concluded that a deferred tax asset valuation allowance should be established due to the uncertainty of realizing the tax loss carry-forwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". Accordingly, in 2002, the Company recorded a non-cash charge of $11.2 million to provide a full valuation allowance for its deferred tax assets. The Company's assessment in recording the valuation allowance was based principally on its uncertainty of utilizing assets in the future; the loss of a major customer and restructuring efforts announced in the third quarter of 2002; and unfavorable macro-economic conditions. The establishment of the deferred tax asset valuation allowance is the reason for the reduction in the deferred tax assets line items on the accompanying consolidated balance sheets for the period ended December 31, 2002.

        As of December 31, 2002, we had $18.0 million of federal and $15.0 million of state net operating loss carryforwards to offset future taxable income. These carryforwards, if not utilized, expire in 2003 through 2022. As of December 31, 2002, we had approximately $1.0 million of federal and $500,000 of state carryforwards for research and development and other credits. These carryforwards, if not utilized, expire in 2003 through 2022. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards where there is an ownership change. Under the Tax Reform Act of 1986, the determination of whether an ownership change occurs involves a highly complex calculation; however, an ownership change generally occurs when over 50% in value of a company's stock is transferred in transactions involving 5% stockholders during a given period. If we should have had an ownership change, our utilization of these carryforwards could be restricted.

Liquidity and Capital Resources

        In May 1999, we completed an initial public offering of common stock, resulting in net proceeds to us of approximately $33.8 million. As of December 31, 2002, we had $25.2 million of cash, cash equivalents and short-term investments, which represented 63% of total assets.

        Cash used in operating activities was $4.1 million in 2002 compared to cash used in operating activities of $4.1 million in 2001. This compares to net cash provided by operations of $1.1 million in fiscal 2000. In fiscal 2002, cash used in operations resulted primarily from a net loss of $18.5 million and an increase in accounts receivable of $1.4 million. Offsetting these were an increase in accrued liabilities of $2.7 million and an increase in deferred revenue of $1.2 million. Additional offsets were depreciation and amortization of $2.7 million, a change in the valuation allowance for deferred tax assets of $7.5 million, a loss or disposal of discontinued property and equipment of $607,000 and a write-off of excess and obsolete inventory of $617,000. The decrease in 2001 resulted primarily from a net loss of $7.4 million, a decrease in deferred revenue of $2.6 million and a net benefit from income taxes of $4.0 million. Offsetting these were an increase in accrued liabilities of $1.7 million and a decrease in accounts receivable of $3.5 million. Additional offsets were depreciation and amortization of $2.6 million, amortization of capitalized software of $620,000 and a bad debt provision of $813,000. The difference between the net loss for the year and net cash used in operating activities are non-cash items and changes in the components of working capital.

        Cash provided by investing activities in 2002 was $1.9 million, which consisted primarily of maturities of investments of $19.3 million, partially offset by the purchase of investments of $14.4 million and purchase of property and equipment of $2.7 million. Cash used in investing activities in 2001 was $4.2 million, which consisted primarily of the purchase of investments of $41.2 million and purchase of property and equipment of $3.1 million, partially offset by maturities of investments of $40.9 million. This compares to net cash provided by investing activities of $11.1 million in fiscal 2000.

        Cash provided by financing activities in 2002 was $6,000, which consisted primarily of proceeds from the issuance of common stock under employee benefit plans of $228,000, partially offset by repurchases of common stock of $112,000 and payments on obligations under capital leases of $110,000. Cash used in financing activities in 2001 was $340,000, which consisted primarily of repurchases of common stock of $201,000 and payments on obligations under capital leases and notes payable of $344,000, partially offset by proceeds from issuance of common stock under employee benefit plans of $205,000. This compares to net cash provided by financing activities of $917,000 in fiscal 2000.

        We have no material commitments for capital expenditures or strategic investments. We may use cash to acquire or license technology, products or businesses related to our current business. In addition, we anticipate that we will use cash for operating expenses. We lease office facilities under various leases that expire through 2005. Total future minimum lease payments, under all operating leases, amount to approximately $7.5 million.

        In July 2001, Latitude announced that it began a stock repurchase program in which up to 1,000,000 shares of its common stock may be repurchased from time to time in the open market or in private transactions using available cash reserves. As of December 31, 2002 total repurchases amounted to 339,200 shares under this program at a weighted average cost of $1.35 per share. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

        Latitude incurred losses of $18.5 million and negative cash flows from operations of $4.1 million during the year ended December 31, 2002. As of December 31, 2002, Latitude had an accumulated deficit of $31.2 million. Latitude expects to incur operating losses and negative cash flows through at least the third quarter of 2003.

        Latitude resells long distance services at fixed rates to some of its customers, and as a result increases in long distance rates would negatively affect our margins. Latitude purchases long distance services from third parties for hosted services. Often these vendors are also our competitors. An adverse change in pricing of this third party long distance service may adversely affect the gross margins of our services business.

        Latitude also, as permitted under Delaware law and in accordance with our Bylaws, indemnifies our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The term of the indemnification period is for the officers or directors lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company does have a Director and Officer Insurance Policy that limits Latitude's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage Latitude believes the fair value of these indemnification agreements is minimal.

        In Latitude's sales agreements, the Company typically agrees to indemnify its customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits.

        We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend upon many factors, including revenue growth, management of working capital, the timing of research and product development efforts and the expansion of our marketing and sales efforts. If our existing cash balances and cash flows expected from future operations are not sufficient to meet our liquidity needs, we will need to raise additional funds. If adequate funds are not available on acceptable terms, or at all, we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities, execute our business plan or otherwise respond to competitive pressures. The issuance of additional equity securities may dilute our existing stockholders.

Recently Issued Accounting Standards

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under the Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that meets the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company will adopt SFAS 146 during the first quarter ending March 31, 2003 and do not expect an impact on our financial position, results of operations or cash flows from the adoption of SFAS 146.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The disclosure provisions of FIN 45 are prescribed in Note 5 to the financial statements. The Company does not expect this adoption of FIN 45 to have a material impact on Latitude's financial position, results of operations or cash flows.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, ("SFAS 148") "Accounting for Stock Based Compensation-Transition and Disclosure-as Amendment to FAS 123". SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when or how an entity adopts the preferable, fair value based method of accounting. As we continue to disclose the fair value of stock option compensation only, SFAS 148 did not have any impact on our financial position, results of operations or cash flows. The transition and annual disclosures of SFAS No. 148 have been disclosed in Note 1 to the consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

Factors That May Affect Future Results

        In addition to the other information in this report, the following factors should be considered carefully in evaluating the Company's business and prospects:

        Our future profitability is uncertain due to recent economic developments that may affect our customers' ability to purchase our products.    Recent economic developments have caused many companies to reduce headcount and overhead expenses and to reconsider or delay capital expenditures. This has had, and may continue to have, an adverse effect on our ability to grow revenue. Our financial statements must be considered in light of the risks and uncertainties encountered by companies that sell to corporate information technology departments. We rely substantially on sales of our MeetingPlace products and services, which have limited market acceptance. We cannot be assured that our revenue will grow or that we will return to and/or maintain profitability in the future.

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

        Additionally, we expanded our service offerings by providing hosted services to our customers. Accordingly, future revenue from this new service offering may increase the proportion of total revenue derived from services. To the extent that prospective customers elect to purchase the hosted service rather than an on-premises MeetingPlace system, our product revenue could be adversely affected.

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

        Our revenues could be significantly reduced by the loss of a major customer.    We derive a significant portion of our revenues from a limited number of customers. The loss of any of these major customers, if not replaced, could dramatically reduce our revenues. During the quarter ending September 30, 2002, we announced that our largest customer, Hewlett-Packard Company ("Hewlett-Packard"), had decided to pursue alternative vendor solutions for its voice conferencing needs. For the year ended December 31, 2002, Hewlett—Packard accounted for approximately 22% of our total revenues and 32% of our service revenues. Hewlett-Packard was the only customer that accounted for more than 10% of our total revenue for the year ended December 31, 2002.

        Our market is highly competitive.    Because of intense market competition, we may not be successful. Currently, our principal competitors include:

  •
  major telecommunications carriers that operate service bureaus for voice conferencing, such as AT&T Corp., MCI Worldcom, Inc. and Sprint Corporation;

  •
  companies that offer web-based voice and web conferencing products and services such as Webex, Placeware (Microsoft Corporation entered into an agreement to acquire Placeware on January 21, 2003), Raindance and Spectel; and

  •
  private branch exchange, or PBX, vendors that sell systems with voice conferencing capabilities, such as Lucent Technologies Inc. and Nortel Networks.

        Many of these companies have longer operating histories, stronger brand names, larger market share and significantly greater financial, technical, marketing and other resources than we do. These companies also may have existing relationships with many of our prospective customers. Large service bureaus may bundle conferencing services with other products in order to increase sales in other areas. In effect, these service bureaus can subsidize their conferencing product, enabling them to offer conferencing to customers at very low rates. In addition, these companies may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.

        In addition, we expect competition to persist and intensify in the future, which could adversely affect our ability to increase sales, penetrate new markets and maintain average selling prices. In the future, we may experience competition from potential competitors that include:

  •
  networking companies, such as Cisco, Lucent Technologies Inc. and Nortel Networks that are focusing on enabling the transmission of voice over the Internet and that may offer voice and web conferencing functionality; and

  •
  collaborative software providers, such as Microsoft Corporation and Lotus Development Corporation, that are focusing on web conferencing products and that may in the future incorporate voice conferencing functionality into their products. (see above note regarding Microsoft acquisition of Placeware).

        The company resells long distance services at fixed rates to some of our customers, and as a result increases in long distance rates would negatively affect our margins.    Latitude purchases long distance services from third parties for hosted services. Often these vendors are also our competitors. An adverse change in pricing of this third party long distance service may adversely affect the gross margins of our services business.

        Our market is in an early stage of development, and our products and services may not be adopted.    If the market for our integrated voice and web conferencing products and services fails to grow or grows more slowly than we anticipate, we may not be able to increase revenues or return to profitability. The market for integrated real-time voice and web conferencing is relatively new and rapidly evolving. Our ability to be profitable depends in large part on the widespread adoption by end users of real-time voice and web conferencing.

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

        Rapid technological changes could cause our products and services to become obsolete or require us to redesign our products or integrate with our competitors.    The market in which we compete is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and emerging industry standards. In particular, we expect that the growth of the Internet and Internet-based telephony applications, as well as general technology trends such as migrations to new operating systems, will require us to adapt our product and services to remain competitive. This adaptation could be costly and time-consuming. Our products and services could become obsolete and unmarketable if products and services using new technologies are introduced and new industry standards emerge. For example, the widespread acceptance of competing technologies, such as video conferencing, could diminish demand for our current products and services. As a result, the life cycle of our products and services is difficult to estimate.

        Many of our competitors have substantially greater resources than we do and we may not be able to match their rate of product enhancement and innovation. In particular, if we cannot maintain a competitive web conferencing product, we may be forced to integrate our voice conferencing with competitors who offer more advanced web conferencing products.

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

        If we fail to expand and develop our distribution channels, our business could suffer.    If we are unable to expand and develop our distribution channels, we may not be able to increase revenue or achieve market acceptance of our MeetingPlace product and services. We believe that our future success is dependent upon establishing successful relationships with a variety of distribution partners. We cannot be certain that we will be able to reach agreement with the required distribution partners, or that these distribution partners will devote adequate resources to selling our products. Furthermore, if our distribution partners fail to adequately market or support our products, the reputation of our products in the market may suffer. In addition, we will need to manage potential conflicts between our direct sales force and third-party reselling efforts.

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

        If we fail to integrate our products with third-party technology, our sales could suffer.    Our products and services are designed to integrate with our customers' data and voice networks, as well as with enterprise applications such as browsers and collaborative software applications. If we are unable to integrate our products and services with these networks and systems, sales of our products and services could suffer.

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

        The loss of our right to use technology licensed to us by third parties could harm our business.    We license technology that is incorporated into our products and services from third parties, including digital signal processing algorithms and the MeetingPlace server's operating system and relational database. Any interruption in the supply or support of any licensed software could disrupt our operations and delay our sales, unless and until we can replace the functionality provided by this licensed software. Because our products incorporate software developed and maintained by third parties, we depend on these third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes.

        We announced a strategic partnership with a company based in Israel to integrate video conferencing functionality into our products. Political instability in this region of the world may limit our access to this technology or delay introduction of new products.

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

        Our products and services may suffer from defects, errors or breaches of security.    Software and hardware products and services as complex as ours are likely to contain undetected errors or defects, especially when first introduced or when new versions are released. Any errors or defects that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our customer relationships or reputation and increased service and warranty cost. Our products and services may not be free from errors or defects after commercial shipments have begun, and we are aware of instances in which some of our customers have experienced product failures or errors. Many of our customers conduct confidential conferences, and transmit confidential data, using MeetingPlace. Concerns over the security of information sent over the Internet and the privacy of its users may inhibit the market acceptance of our products. In addition, unauthorized users in the past have gained, and in the future may be able to gain, access to our customers' MeetingPlace systems or our hosted services. Any compromise of security could deter people from using MeetingPlace and could harm our reputation and business and result in claims against us.

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

        Dell Computer Corporation has registered the "Latitude" mark for computers in the United States and in other countries. Dell's United States trademark registration and Canadian application have blocked our ability to register the "Latitude Communications" and "Latitude" with logo marks in the United States and the "Latitude Communications" mark in Canada as well as other jurisdictions. Consequently, we have at present terminated our efforts to register these trademarks, and we will have to rely solely on common law protection for these marks. We cannot assure you that we will be free from challenges of or obstacles to our use or registration of our marks.

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

        We may be delisted from the Nasdaq National Market.    On October 7, 2002, we were notified by Nasdaq that Friday, October 4, 2002 represented the 30th consecutive trading day in which the closing bid price was less than the minimum $1 per share requirement for listing on the Nasdaq National Market. On November 26, 2002 the company was notified that the closing bid price had exceeded $1 per share for 10 consecutive trading days and that the company had regained compliance with NASDAQ's listing requirements. We cannot assure you that we will maintain compliance with all NASDAQ listing requirements in the future. If our efforts to maintain compliance are unsuccessful, we may seek to list our shares on the Nasdaq SmallCap Market, which is generally considered to be not as broad and efficient a market as the Nasdaq National Market. This lack of liquidity and visibility could further decrease the price of our common stock. In addition, delisting from the Nasdaq National Market could negatively impact our reputation and customer relationships.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. The portfolio includes only securities with maturities of one to twelve months and with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign currencies and therefore are not subject to any foreign currency risk.

        The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio (in thousands):

2003
Corporate notes and bonds	$9,022
Average interest rate	3.47%
U.S. Federal agencies	$3,044
Average interest rate	4.28%

        Currently, the majority of our sales and expenses are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains and losses. While we do expect to effect some transactions in foreign currencies in the next 12 months, we do not anticipate that foreign exchange gains and losses will be significant. We have not engaged in foreign currency hedging activities.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Latitude's consolidated financial statements and the report of independent accountants appear on pages F-1 through F-26 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III

        Certain information required by Part III is omitted from this report because Latitude will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of stockholders to be held June 5, 2003, and the information included in the Proxy Statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

        The Corporation's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, as of a date within 90 days of the filing of this Annual Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

  (a)
  The following documents are filed as part of this report:

  (1)
  Consolidated Financial Statements and Report of Independent Accountants

  (2)
  Financial Statement Schedule

      Schedule II—Valuation and Qualifying Accounts

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
10.9(1)	Senior Loan and Security Agreement dated September 15, 1994 between Latitude and Phoenix Leasing Incorporated and amendments thereto.
10.10(1)	Master Equipment Lease dated July 2, 1998 between Latitude and Norstan Financial Services, Inc.
10.11(1)	1999 Executive Incentive Plan between Latitude and certain executive officers of Latitude.
10.12(1)	1999 Executive Bonus Program.
10.13(4)	Loan Agreement dated July 16, 2001 between the Company and Rick M. McConnell and Angela A. McConnell.
10.14(5)	2001 Employee Stock Option Plan.
10.15	Separation Agreement and Mutual Release dated September 17, 2002 between the Company and Eric Lee.
10.16	Separation Agreement and Mutual Release dated October 8, 2002 between the Company and Emil Wang.
10.17	Consulting Agreement dated October 8, 2002 between the Company and Emil Wang.
10.18	Change of Control Severance Agreement between the Company and Luis Buhler dated dated December 19, 2002.
10.19	Summary of Incentive Compensation Plan for officers.
21(3)	Subsidiaries.
23.1	Consent of Independent Accountants.
24.1	Power of Attorney. Reference is made to page 34 of this Annual Report on Form 10-K.
99.1	Certification of Rick McConnell, Chief Executive Officer of Latitude, pursuant to 18 U.S.C. Section 1350.
99.2	Certification of Luis Buhler, Chief Financial Officer of Latitude, pursuant to 18 U.S.C. Section 1350.

(1)
Incorporated by reference to exhibits filed with Latitude's Registration Statement on Form S-1 (Reg. No. 333-72935) as declared effective by the Securities and Exchange Commission on May 6, 1999.

(2)
Incorporated by reference to exhibits filed with Latitude's Quarterly Report on Form 10-Q for the three months ended September 30, 1999.

(3)
Incorporated by reference to exhibits filed with Latitude's Annual Report on Form 10-K for the year ended December 31, 2000.

(4)
Incorporated by reference to exhibits filed with Latitude's Quarterly Report on Form 10-Q for the three months ended September 30, 2001.

(5)
Incorporated by reference to exhibits filed with Latitude's Annual Report on Form 10-K for the year ended December 31, 2001.

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
Date: March 27, 2003

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rick McConnell and Luis Buhler, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICK MCCONNELL Rick McConnell	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003
/s/ LUIS BUHLER Luis Buhler	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003
/s/ EMIL C.W. WANG Emil C.W. Wang	Chairman of the Board of Directors	March 27, 2003
/s/ ROBERT J. FINOCCHIO, JR. Robert J. Finocchio, Jr.	Director	March 27, 2003
/s/ KLAUS-DIETER LAIDIG Klaus-Dieter Laidig	Director	March 27, 2003
/s/ JAN PRAISNER Jan Praisner	Director	March 27, 2003
/s/ JAMES PATTERSON James Patterson	Director	March 27, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, Rick McConnell, certify that:

  1.
  I have reviewed this Annual Report on Form 10-K of Latitude Communications, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Latitude Communications, Inc.
	By:	/s/ RICK MCCONNELL Rick McConnell Chief Executive Officer
Date: March 28, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, Luis Buhler, certify that:

  1.
  I have reviewed this Annual Report on Form 10-K of Latitude Communications, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely    affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Latitude Communications, Inc.
	By:	/s/ LUIS BUHLER Luis Buhler Chief Financial Officer
Date: March 28, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Latitude Communications, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Latitude Communications, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of Latitude's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
January 24, 2003

LATITUDE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$13,119	$15,370
Short-term investments	12,066	9,352
Accounts receivable, net	7,035	5,732
Inventory	952	1,724
Prepaids and other assets	2,135	2,074
Deferred tax asset	—	1,240

Total current assets	35,307	35,492
Property and equipment, net	3,915	4,548
Investments	—	7,607
Deferred tax asset	—	6,257
Deposits and other long-term assets	1,060	988

Total assets	$40,282	$54,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$744	$887
Accrued liabilities	5,274	5,028
Deferred revenue	5,054	3,825
Current portion of long-term debt	—	110

Total current liabilities	11,072	9,850
Other non-current liabilities	2,605	189

Total liabilities	13,677	10,039

Contingencies and Commitments (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized: 5,000 shares in 2002 and 2001
Issued and outstanding: no shares in 2002 and 2001	—	—
Common stock, $0.001 par value:
Authorized: 75,000 shares in 2002 and 2001
Issued and outstanding: 19,390 shares in 2002 and 19,290 shares in 2001	19	19
Additional paid-in capital	57,757	57,641
Deferred stock compensation	—	(212)
Accumulated other comprehensive income	49	93
Accumulated deficit	(31,220)	(12,688)

Total stockholders' equity	26,605	44,853

Total liabilities and stockholders' equity	$40,282	$54,892

The accompanying notes are an integral part of these consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenue:
Product	$12,214	$13,583	$29,356
Service	28,279	20,273	14,075

Total revenue	40,493	33,856	43,431

Cost of revenue:
Product	4,646	3,391	4,978
Service (includes non-cash compensation expenses of $1, $7 and $26 in 2002, 2001 and 2000, respectively)	13,863	11,108	7,455

Total cost of revenue	18,509	14,499	12,433

Gross profit	21,984	19,357	30,998

Operating expenses:
Research and development (includes non-cash compensation expenses of $40, $67 and $76 in 2002, 2001 and 2000, respectively)	5,813	6,281	6,339
Marketing and sales (includes non-cash compensation expenses of $29, $56 and $86 in 2002, 2001 and 2000, respectively)	17,876	19,574	20,077
General and administrative (includes non-cash compensation expenses of $142, $254 and $264 in 2002, 2001 and 2000, respectively)	4,837	5,726	4,152
Restructuring charge	5,400	870	—

Total operating expenses	33,926	32,451	30,568

Income (loss) from operations	(11,942)	(13,094)	430
Interest income	924	1,769	2,501
Interest expense	(10)	(32)	(93)

Income (loss) before benefit from (provision for) income taxes	(11,028)	(11,357)	2,838
Benefit from (provision for) income tax	(7,504)	3,963	(1,179)

Net income (loss)	$(18,532)	$(7,394)	$1,659

Other comprehensive income (loss), net of tax—
Unrealized gain on securities	5	20	105
Foreign currency translation adjustment	(49)	27	18

Total other comprehensive income (loss), net of tax	(44)	47	123

Comprehensive income (loss)	$(18,576)	$(7,347)	$1,782

Net income (loss) per share—basic	$(0.96)	$(0.39)	$0.09

Shares used in per share calculation—basic	19,360	19,011	18,702

Net income (loss) per share—diluted	$(0.96)	$(0.39)	$0.08

Shares used in per share calculation—diluted	19,360	19,011	19,969

The accompanying notes are an integral part of these consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Notes Receivable From Common Stockholders	Deferred Stock Compensation		Accumulated Deficit
	Shares	Amount						Total
Balances, December 31, 1999	18,950	$19	$56,624	$(61)	$(1,441)	$(77)	$(6,953)	$48,111
Issuance of common stock	363	—	1,424	—	—	—	—	1,424
Repurchase of common stock	(11)	—	(4)	—	—	—	—	(4)
Payment of notes receivable from common stockholders	—	—	—	51	—	—	—	51
Reversal of deferred stock compensation related to cancelled stock options	—	—	(369)	—	369	—	—	—
Amortization of deferred stock compensation	—	—	—	—	452	—	—	452
Other comprehensive income (loss), net of tax	—	—	—	—	—	123	—	123
Net income	—	—	—	—	—	—	1,659	1,659

Balances, December 31, 2000	19,302	19	57,675	(10)	(620)	46	(5,294)	51,816
Issuance of common stock	228	—	338	—	—	—	—	338
Repurchase of common stock	(240)	—	(348)	—	—	—	—	(348)
Payment of notes receivable from common stockholders	—	—	—	10	—	—	—	10
Reversal of deferred stock compensation related to cancelled stock options	—	—	(24)	—	24	—	—	—
Amortization of deferred stock compensation	—	—	—	—	384	—	—	384
Other comprehensive income, net of tax	—	—	—	—	—	47	—	47
Net loss	—	—	—	—	—	—	(7,394)	(7,394)

Balances, December 31, 2001	19,290	19	57,641	—	(212)	93	(12,688)	44,853
Issuance of common stock	198	—	228	—	—	—	—	228
Repurchase of common stock	(98)	—	(112)	—	—	—	—	(112)
Amortization of deferred stock compensation	—	—	—	—	212	—	—	212
Other comprehensive income, net of tax	—	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	—	(18,532)	(18,532)

Balances, December 31, 2002	19,390	$19	$57,757	$—	$—	$49	$(31,220)	$26,605

The accompanying notes are an integral part of these consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(18,532)	$(7,394)	$1,659
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,698	2,601	1,747
Amortization of capitalized software	492	620	159
Loss on disposal property and equipment	607	—	—
Write-down of excess and obsolete inventory	617	241	258
Provision for doubtful accounts and sales returns	126	813	143
Amortization of deferred stock compensation	212	384	452
Deferred tax asset	7,497	(4,035)	823
Changes in operating assets and liabilities:
Accounts receivable	(1,429)	3,485	(2,181)
Inventory	155	(303)	(1,088)
Prepaids and other assets	(241)	419	(823)
Accounts payable	(143)	12	225
Accrued liabilities	2,662	1,688	(616)
Deferred revenue	1,229	(2,609)	351

Net cash provided by (used in) operating activities	(4,050)	(4,078)	1,109

Cash flows from investing activities:
Purchases of property and equipment	(2,672)	(3,087)	(3,154)
Additions to capitalized software costs	(312)	(360)	(618)
Purchases of available for sale securities	(14,362)	(41,221)	(40,374)
Maturities of available for sale securities	19,287	40,912	55,576
Increase in deposits and other long-term assets	(72)	(458)	(331)

Net cash provided by (used in) investing activities	1,869	(4,214)	11,099

Cash flows from financing activities:
Repayment of notes payable and capital lease obligations	(110)	(344)	(561)
Proceeds from issuance of common stock, net	228	205	1,424
Repurchase of common stock	(112)	(201)	(4)
Increase in deposits and other long-term assets	—	—	58

Net cash provided by (used in) financing activities	6	(340)	917

Effect of exchange rate changes on cash	(76)	9	21
Net increase (decrease) in cash and cash equivalents	(2,251)	(8,623)	13,146
Cash and cash equivalents, beginning of year	15,370	23,993	10,847

Cash and cash equivalents, end of year	$13,119	$15,370	$23,993

Supplemental disclosure of cash flow information:
Cash payments for interest	$16	$32	$93
Taxes paid	$27	$43	$209
Supplemental disclosure of noncash activities:
Deferred stock compensation (reversal of deferred stock compensation)	$—	$(24)	$(369)

The accompanying notes are an integral part of these consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Nature of Operations

        Latitude Communications, Inc. (the "Company" and "Latitude") is a leading provider of enterprise-wide e-conferencing solutions. Latitude develops, markets and supports its MeetingPlace system, which allows companies to conduct virtual meetings and thereby extend decision-making processes across the disparate geographic locations of participants. MeetingPlace is designed to be an enterprise-wide resource and to leverage existing technologies such as telephones, cellular phones and personal computers. Latitude has distributed its product through distributors and a direct sales force to companies across many industries in the United States, Europe and Asia.

        Latitude has incurred losses of $18,500,000 and negative cash flows from operations of $4,050,000 during the year ended December 31, 2002. As of December 31, 2002 Latitude had an accumulated deficit of $31,200,000. Management believes that existing cash and investment balances will be sufficient for the Company to fund its operations and capital requirements through at least December 31, 2003. Failure to generate sufficient revenues, raise additional capital or reduce spending could adversely affect Latitude's ability to achieve its intended business objectives.

  Basis of Consolidation and Foreign Currency Translation

        The consolidated financial statements include the accounts of Latitude Communications, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Assets and liabilities of Latitude's subsidiary in Singapore, which are denominated in the local currency, have been remeasured into the US dollar, the functional currency. Foreign currency gains and losses from remeasurements, which have been insignificant, are included in the consolidated statement of operations. Assets and liabilities of Latitude's subsidiary in the United Kingdom, which operates in a local currency environment, are translated into US dollars at exchange rates in effect at the balance sheet date with the resulting translation adjustments recorded directly to other comprehensive income (loss). Income and expense accounts are translated at average exchange rates during the fiscal year.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Revenue Recognition

        Latitude recognizes product revenues upon shipment if a signed contract exists, the fee is fixed or determinable, collection of resulting receivables is probable, product returns are reasonably estimable, and if applicable, acceptance has been obtained. A provision for estimated product returns is recorded at the time products are shipped. For contracts with multiple obligations (e.g., maintenance, installation and other services), revenue is allocated to each component of the contract using the residual method based on the price when sold separately. Latitude recognizes revenue allocated to maintenance fees, including amounts allocated from product revenue, for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to consulting services, and consulting services sold separately, such as installation and training, Latitude recognizes revenues as the related services are performed. Revenues from managed services are recognized as the related services are used, while revenue from hosted services are recognized as the services are performed.

  Financial Instruments

        Latitude considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

        Latitude's investments are comprised of certificates of deposit and U.S. Federal agencies and are accounted for as available for sale. Investments with maturities of less than one year are classified as short-term investments and investments with maturities greater than one year are classified as long-term investments. Realized gains and losses are calculated using the specific identification method. There were no realized gains and losses in 2002, 2001 or 2000. Unrealized gains and losses are included as a separate component of other comprehensive income (loss) and stockholders' equity. See Note 3 for the fair value of Latitude's investments.

        Amounts reported for cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities are considered to approximate fair value primarily due to their short maturities. Based on borrowing rates currently available to Latitude for loans with similar terms, the carrying value of its notes payable approximate fair value.

  Certain Risks and Concentrations

        Latitude's cash, cash equivalents and certificates of deposit included in the short-term investments as of December 31, 2002 are on deposit with three financial institutions in the United States, one in Singapore and one in the United Kingdom. Cash, cash equivalents and certificates of deposit included in the short-term investments as of December 31, 2001 are on deposit with two financial institutions in the United States, one in Singapore and one in the United Kingdom.

        At December 31, 2002, one customer accounted for approximately 22% of Latitude's total revenue and 27% of accounts receivable. At December 31, 2001, one customer accounted for approximately 14% of total revenue and 11% of accounts receivable. At December 31, 2000, no customers accounted for more than 10% of total revenue or of accounts receivable. MeetingPlace products and related services have accounted for substantially all of Latitude's revenue to date. The market in which Latitude competes is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and emerging industry standards. Significant technological change could adversely affect Latitude's operating results and subject Latitude to returns of product and inventory losses. While Latitude has ongoing programs to minimize the adverse effect of such changes and considers technological change in estimating its allowances, such estimates could change in the future.

        Latitude licenses technology that is incorporated into its products from certain third parties, including certain digital signal processing algorithms and the MeetingPlace server's operating system and relational databases. Any significant interruption in the supply or support of any licensed software could adversely affect Latitude's sales, unless and until Latitude can replace the functionality provided by this licensed software.

        Because Latitude's products incorporate software developed and maintained by third parties, Latitude depends on such third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes.

        Latitude relies on third parties to obtain most of the components of the MeetingPlace server and integrate it with other standard components, such as the central processing unit and disk drives. If these third parties are no longer able to supply and assemble these components or are unable to do so in a timely and satisfactory manner, Latitude may experience substantial delays in shipping its products and have to invest resources in finding an alternative manufacturer or manufacture our products internally.

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

  Inventories

        Inventory is stated at the lower of cost or market. Cost is determined on an average cost basis, which approximates the first in, first out method. Inventories have been reduced by a write-down for excess and obsolete inventories. Inventory components are considered excess based on estimates of future usage or obsolete due to changes in our products offerings. The write down is based on management's review of inventories on hand compared to estimated future usage and sales.

  Property and Equipment

        Property and equipment are stated at cost, or if leased, at the present value of the minimum lease payments, less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method based on the estimated useful life of generally three years of the respective assets, or in the case of leasehold improvements, the shorter of the term of the lease or the estimated useful life, generally 5 years. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in the determination of income.

        Depreciation expense for 2002, 2001, and 2000 was $2,698,000, $2,601,000, and $1,638,000, respectively.

  Research and Development Costs

        Costs related to research, design, and development of Latitude's products are charged to research and development expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers provided research and development activities for the related hardware portion of the product have been completed. Generally, Latitude's products include hardware and software components that are developed concurrently. Amortization of capitalized research and development costs is computed at the greater of the amount computed using the ratio of current revenues to the total current and anticipated revenues or by the straight-line method over the remaining life of the product. Latitude evaluates the estimated net realizable value of each software product at each balance sheet date and records write-downs to the estimated net realizable value for any product for which the net book value is in excess of the net realizable value. During 2002 and 2001, $312,000 and $360,000 of software development costs were capitalized. Capitalized software development costs at December 31, 2002 and 2001 were $70,000, and $251,000, respectively, net of accumulated amortization of $1.3 million and $835,000, respectively.

  Income Taxes

        Latitude's benefit from (provision for) income taxes is comprised of its current tax liability and the changes in its deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using current tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  Advertising

        Latitude expenses advertising costs as they are incurred. Advertising expense for 2002, 2001, and 2000 was $436,000, $334,000, and $38,000, respectively.

  Stock-Based Compensation

        Latitude accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25," and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Under APB 25, unearned compensation is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. Latitude accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issue Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

  Pro Forma Stock Compensation

        Latitude has adopted the disclosure-only provisions of SFAS 123. Had compensation cost been determined based on the fair value at the grant date for the awards granted since 1994, consistent with the provisions of SFAS 123 for the Plans, Directors' Plan, and ESPP, Latitude's net income (loss) for 2002, 2001 and 2000 would have been as follows (in thousands, except per share data):

	Year ended December 31,
	2002	2001	2000
Net income (loss)—as reported	$(18,532)	$(7,394)	$1,659
Less stock based compensation expense determined under fair value based method	(5,582)	(5,821)	(5,186)
Net loss—pro forma	(24,114)	(13,215)	(3,527)
Net income (loss) per share—basic as reported	(0.96)	(0.39)	0.09
Net loss per share—basic pro forma	(1.25)	(0.70)	(0.19)
Net income (loss) per share—diluted as reported	(0.96)	(0.39)	0.08
Net loss per share—diluted pro forma	$(1.25)	$(0.70)	$(0.19)

        Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

        The weighted average grant date fair value of stock options granted was $0.57, $1.17, and $8.42 for 2002, 2001, and 2000, respectively. The weighted average fair value of purchase rights granted under the ESPP was $0.59 and $1.45 for 2002 and 2001, respectively.

        In accordance with the provisions of SFAS 123, the following assumptions for option grants during 2002, 2001, and 2000 are included to estimate the fair value of each stock option and purchase right:

	Year ended December 31,
	2002	2001	2000
Stock Options:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	105%	80%	113%
Risk-free interest rate	2.5-4.5%	3.5-5.0%	4.5-7.8%
Expected life (years)	4	4	4
Employee Stock Purchase Plan:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	105%	80%	113%
Risk-free interest rate	3.8%	4.3%	6.1%
Expected life (years)	0.5	0.5	0.5

  Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net income (loss) per share is computed by giving effect to all dilutive potential common shares, including options, warrants, and preferred stock.

        A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net income (loss) per share follows (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Net income (loss) per share, basic and diluted:
Numerator for basic and diluted net income (loss) per share	$(18,532)	$(7,394)	$1,659

Denominator for basic net income (loss) per share:
Weighted average vested common shares outstanding	19,360	19,011	18,702

Net income (loss) per share—basic	$(0.96)	$(0.39)	$0.09

Denominator for diluted net income (loss) per share:
Weighted average vested common shares outstanding	19,360	19,011	18,702
Effect of dilutive securities:
Nonvested common shares	—	—	404
Common stock options	—	—	825
Warrants	—	—	38

Weighted average common and common equivalent shares	19,360	19,011	19,969

Net income (loss) per share—diluted	$(0.96)	$(0.39)	$0.08

Antidilutive securities not included in diluted net loss per share calculation for the entire year:
Common stock options	4,769	4,388	—

	4,769	4,388	—

  Comprehensive Income (Loss)

        Comprehensive income (loss) is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Other comprehensive income (loss) consists of unrealized gains and losses on securities and foreign currency translation adjustments.

  Reclassifications

        Certain amounts in the financial statements have been reclassified to conform with the current year's presentation. These reclassifications did not change previously reported stockholders' equity or net income.

  Recently Issued Accounting Standards

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under the Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain

Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that meets the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company will adopt SFAS 146 during the first quarter ending March 31, 2003 and do not expect an impact on Latitude's financial position, results of operations or cash flows from the adoption of SFAS 146.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity' s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The disclosure provisions of FIN 45 are prescribed in Note 5 to the financial statements. The Company does not expect this adoption of FIN 45 to have a material impact on Latitude's financial position, results of operations or cash flows.

        In December 2002, the FASB issued Statement of Financial Accounting Standards SFAS No. 148 ("SFAS 148"), "Accounting for Stock Based Compensation—Transition and Disclosure—as Amendment to FAS 123". SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when or how an entity adopts the preferable, fair value based method of accounting. As the Company continues to disclose the fair value of stock option compensation only, SFAS 148 did not have any impact on our financial position, results of operations or cash flows. The transition and annual disclosures of SFAS 148 have been disclosed in Note 1 to the consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is evaluating the impact that the adoption of this standard will have on Latitude's consolidated financial statements.

NOTE 2—RESTRUCTURING:

        During the quarter ended June 30, 2001, Latitude initiated a restructuring program. As a part of this restructuring program, Latitude recorded costs and other charges of $870,000 classified as operating expenses. Of this amount, $442,000 related to a reduction in the workforce by approximately 40 regular employees across all functional areas of Latitude, $228,000 related to non-cancelable lease costs arising from the consolidation of excess facilities and $200,000 related to asset write-offs.

        During the quarter ended September 30, 2002, Latitude initiated another restructuring program. As a part of this restructuring program, Latitude recorded costs and other charges of $5,400,000 classified as operating expenses. Of this amount, $900,000 related to a reduction in the workforce by approximately 45 fulltime employees across all functional areas of Latitude, including three members of executive management; $3,900,000 related to non-cancelable lease costs arising from the consolidation of excess facilities; and $600,000 related to discontinued assets written-off.

        A summary of the restructuring costs is as follows (in thousands):

	Severance and Benefits	Facilities and Other Charges	Asset Write-Offs	Total
Provisions for fiscal 2001	$442	$228	$200	$870
Cash paid	(222)	(70)	—	(292)
Non-cash charges	(31)	—	(200)	(231)
Adjusted provision	(189)	189	—	—

Restructuring reserve balance at December 31, 2001	—	347	—	347
Provisions for fiscal 2002	900	3,900	600	5,400
Cash paid	(877)	(172)	—	(1,049)
Non-cash charges	—	(174)	(600)	(774)

Restructuring reserve balance at December 31, 2002	$23	$3,901	$—	$3,924

        The amounts related to severance and benefits costs are expected to be paid during fiscal 2003. The amounts related to non-cancelable lease costs are expected to be paid over the respective lease terms through fiscal 2005. At December 31, 2002, $1,400,000 of the restructuring reserve was included in accrued liabilities, and $2,500,000 was included in other non-current liabilities.

NOTE 3—BALANCE SHEET ACCOUNTS (IN THOUSANDS):

  Financial instruments:

	December 31,
	2002		2001
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents:
Cash	$2,642	$2,642	$1,137	$1,137
Money market	7,477	7,477	4,133	4,133
Auction rate securities	3,000	3,000	10,100	10,100

	$13,119	$13,119	$15,370	$15,370

	December 31, 2002
	Amortized Cost	Gross Unrealized Gain	Fair Value
Short-term investments:
Corporate notes and bonds	$8,965	$57	$9,022
U.S. Federal agencies	3,003	41	3,044

	$11,968	$98	$12,066

	December 31, 2001
	Amortized Cost	Gross Unrealized Gain	Fair Value
Corporate notes and bonds	$9,224	$128	$9,352

	$9,224	$128	$9,352

	December 31, 2001
	Amortized Cost	Gross Unrealized Gain	Fair Value
Long-term investments:
U.S. Federal agencies	$7,516	$91	$7,607

        At December 31, 2001, all long-term investments matured over less than 24 months.

  Accounts receivable:

	December 31,
	2002	2001
Accounts receivable	$7,896	$6,441
Allowance for doubtful accounts and sales returns	(861)	(709)

	$7,035	$5,732

  Inventory:

	December 31,
	2002	2001
Raw materials	$628	$1,113
Finished goods	324	611

	$952	$1,724

  Property and equipment, net:

	December 31,
	2002	2001
Leasehold improvements	$343	$407
Computer equipment	9,578	7,097
Equipment under capital lease	—	3,045
Office equipment	1,176	1,286

	11,097	11,835
Less accumulated depreciation and amortization	(7,182)	(7,287)

	$3,915	$4,548

        The balance of assets under capital lease were purchased and converted to Company owned property in 2002. The accumulated depreciation of assets under capital leases totaled $2,943,000 at December 31, 2001. At December 31, 2001 the equipment under capital leases collateralized the related lease obligation.

  Accrued liabilities:

	December 31,
	2002	2001
Accrued commission expense	$608	$670
Accrued vacation	486	421
Restructuring accrual—short-term	1,419	350
Other	2,761	3,585

	$5,274	$5,028

NOTE 4—RELATED PARTIES:

        On July 16, 2001, Latitude received a 5.02% interest-bearing promissory note for $400,000 from one of its officers. The note specifies that payment of all principal and accrued interest is due and payable on the date four years following the date of the agreement. The total amount due and receivable at December 31, 2002 is approximately $430,000, including accrued interest.

NOTE 5—CONTINGENCIES AND COMMITMENTS:

  Commitments:

        Latitude leases its operating facilities under non-cancelable operating leases that expire at various dates through December 2005. Rent expense was $1,795,000 in 2002, $2,334,000 in 2001, and $1,922,000 in 2000, respectively. As of December 31, 2002, future minimum noncancelable lease commitments and sub-lease income were as follows (in thousands):

	Operating Leases	Sub-Lease Income
Year Ending December 31,
2003	$2,652	$225
2004	2,514	15
2005	2,360	—

	$7,526	$240

        Latitude has made prepaid minimum committed royalty payments to one vendor. Royalty expense occurs as licensed programs are deployed. As of December 31, 2002, the prepaid balance was $362,000.

  Litigation:

        In November 2001, a series of securities class actions were filed in the United States District Court for the Southern District of New York against certain underwriters for Latitude's initial public offering ("IPO"), Latitude Communications Inc., and Emil C. Wang and Rick M. McConnell, who were officers of Latitude at the time of the IPO. The complaints were consolidated into a single action, and a consolidated amended complaint against Latitude was filed in April 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements in the initial public offering's registration statement and by engaging in manipulative practices to artificially inflate the price of the Company's common stock after the initial public offering. The amended complaint also alleges, among other things, that Latitude and the named officers violated the section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters' alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding.

        Mr. McConnell and Mr. Wang have subsequently been dismissed from the action without prejudice pursuant to a tolling agreement. Furthermore, in July 2002, Latitude and the other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim. The motion to dismiss claims under section 11 was denied as to virtually all the defendants in the consolidated actions, including Latitude. However, the claims against Latitude under section 10(b) were dismissed.

        Latitude will defend itself vigorously against the claims in this lawsuit. Due to the inherent uncertainties of litigation and because the litigation is still at a preliminary stage, the ultimate outcome of the matter cannot be predicted.

  Guarantees:

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures, in both interim and annual financial statements, by a guarantor, about obligations associated with guarantees issued. FIN 45 disclosure requirements are effective for our fiscal year ended December 31, 2002 and the initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.Latitude, as the guarantor, enters into one category of guarantee, namely performance guarantees. Performance guarantees include contracts that contingently require the Company to make payments to the beneficiary of the guarantee based on its failure to perform under an obligating agreement. These obligating agreements consist primarily of technology acquisition agreements.

        The term of the guarantees is normally less than one year. Latitude has not recorded any liabilities for these potential future payments either because they are not probable or the Company has yet to incur the expense.

        Latitude resells long distance services at fixed rates to some of its customers, and as a result increases in long distance rates would negatively affect our margins. Latitude purchases long distance services from third parties for hosted services. Often these vendors are also our competitors. An adverse change in pricing of this third party long distance service may adversely affect the gross margins of our services business.

        Latitude also, as permitted under Delaware law and in accordance with our Bylaws, indemnifies our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company does have a Director and Officer Insurance Policy that limits Latitude's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage Latitude believes the fair value of these indemnification agreements is minimal.

        In Latitude's sales agreements, the Company typically agrees to indemnify its customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits.

NOTE 6—STOCKHOLDERS' EQUITY:

  Share Repurchase Program

        On July 24, 2001, the Company's Board of Directors approved a Share Repurchase Program of up to 1,000,000 shares of common stock. As of December 31, 2002, the Company has purchased 339,200 shares under this program at a weighted average cost of $1.35 per share.

  Preferred Stock

        Latitude is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value, none of which is issued or outstanding. The Board of Directors has the authority to issue the stock in one or more series and to fix rights, preferences, privileges and restrictions, and the number of shares constituting any series and the designation of such series, without any further vote or action by the stockholders.

  Stock Plans

        Latitude's Board of Directors has adopted the 1993 Stock Plan, the 1999 Plan, and the 2001 Plan (the "Plans") and through December 31, 2002 has authorized 7,855,000 shares of common stock for issuance under the Plans. The Plans consist of Stock Purchase Rights and an Option Grant Program.

        Stock Purchase Rights provide for the issuance of common stock at not less than 85% of the fair market value of the stock to employees and consultants. The Plan provides that the Administrator of the Plan shall advise the offeree in writing of the terms, conditions, and restrictions related to the offer. Restricted stock purchases are subject to Latitude's right of repurchase at the employee purchase price upon termination of employment. The right to repurchase generally lapses 25% one year from the date of purchase and 1/48 each month thereafter.

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

        In April 1999, Latitude's Board of Directors adopted the 1999 Directors' Plan (the "Directors' Plan") and the 1999 Employee Stock Purchase Plan (the "ESPP"). The ESPP was amended in February 2001 to offer a longer look-back period at which the shares could be purchased.

        The Directors' Plan provides that each person who is or becomes a non-employee director of Latitude will be granted a non-statutory stock option to purchase 20,000 shares of common stock on the date on which the optionee first becomes a non-employee director of Latitude at an exercise price equal to its fair market value on the date of the grant. Thereafter, on the date of Latitude's Annual Stockholders Meeting, each non-employee director will be granted an additional option to purchase 5,000 shares of common stock at an exercise price equal to its fair market value on the date of the grant if, on such date, he or she has served on Latitude's Board of Directors for at least six months. A total of 250,000 shares of common stock have been reserved for issuance under the Directors' Plan, of which 165,000 shares remain available for future grants.

        The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation, at a price equal to 85% of the fair market value of Latitude's common stock at the lower of the beginning or the end of the offering period. A total of 1,075,000 shares of common stock have been reserved for issuance under the ESPP. During 2002, 2001, and 2000, 190,000, 214,000, and 116,000 shares, respectively, were issued under the Purchase Plan and at December 31, 2002, 504,000 shares remain available for future purchases.

  Deferred Stock Compensation

        During 1997, 1998 and 1999, Latitude issued stock purchase rights and options to certain employees under the Plans with exercise prices below the deemed fair market value of Latitude's common stock at the date of grant. In accordance with the requirements of APB 25, Latitude has recorded deferred stock compensation for the difference between the purchase price of stock issued to employees under Stock Purchase Rights or the exercise price of the stock options and the fair market value of Latitude's stock at the date of grant.

        The deferred stock compensation is amortized to expense on a straight-line basis over the period during which Latitude's right to repurchase the stock lapses or options become exercisable, generally four years. Latitude had amortized to expense $212,000, $384,000, and $452,000 during 2002, 2001, and 2000, respectively related to deferred stock compensation. The amortization of deferred stock compensation was completed in the fourth quarter of 2002, with no additional amortization expense expected in 2003.

  Stock Plan Activity

        The activity for the Stock Purchase Rights and stock options under the 1993 Stock Plan, the 1999 Plan, and the Directors' Plan are as follows (in thousands, except per share amounts):

		Restricted Stock Plan			Stock Option Plan
	Shares Available	Number of Shares Outstanding	Weighted Average Purchase Price Per Share	Amount	Number of Shares Outstanding	Weighted Average Purchase Price Per Share	Amount
Balances, December 31, 1999	2,716	3,724	$0.09	$335	1,706	$8.12	$13,817
Shares repurchased	12	(12)	0.29	(4)	—	—	—
Options/shares granted	(1,631)	—	—	—	1,631	10.90	17,786
Options exercised	—	—	—	—	(213)	2.03	(435)
Options/shares cancelled	642	—	—	—	(642)	12.19	(7,823)

Balances, December 31, 2000	1,739	3,712	0.09	331	2,482	9.40	23,345
Additional shares reserved	800	—	—	—	—	—	—
Shares repurchased	2	(2)	1.00	(2)	—	—	—
Options/shares granted	(2,616)	10	1.20	12	2,606	2.34	6,086
Options exercised	—	(10)	1.20	(12)	(7)	1.14	(8)
Options/shares cancelled	693	—	—	—	(693)	9.03	(6,265)

Balances, December 31, 2001	618	3,710	0.09	329	4,388	5.28	23,158
Additional shares reserved	800	—	—	—	—	—	—
Options/shares granted	(1,269)	—	—	—	1,269	1.13	1,434
Options exercised	—	—	—	—	(9)	1.57	(12)
Options/shares cancelled	880	—	—	—	(880)	4.40	(3,872)

Balances, December 31, 2002	1,029	3,710	$0.09	$329	4,768	$4.34	$20,708

        At December 31, 2002, 2001, and 2000, 0, 0, and 370,000 shares of outstanding common stock, respectively, were subject to Latitude's right of repurchase at weighted average purchase prices per share of $0.23 at December 31, 2000, respectively. At December 31, 2002, 2001 and 2000 options for the purchase of 2,105,000, 1,256,000, and 630,000, respectively, were exercisable at weighted average purchase prices per share of $6.20, $7.25, and $5.13, respectively.

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/02	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable as of 12/31/02	Weighted Average Exercise Price
$ 0.40 - $ 1.3	1,624,810	8.79	$0.87	402,354	$1.03
$ 1.33 - $ 3.19	1,519,692	8.41	$2.42	564,535	$2.53
$ 3.19 - $13.75	1,322,856	7.19	$6.69	922,265	$6.85
$14.38 - $31.69	301,127	7.07	$22.43	216,015	$22.65

$ 0.40 - $31.69	4,768,485	8.12	$4.34	2,105,169	$6.20

NOTE 7—INCOME TAXES:

        The provision for (benefit from) income taxes consists of the following (in thousands):

	Year ended December 31,
	2002	2001	2000
Current:
Federal, net of the benefit of net operating loss carryforwards of $0 in 2002, $0 in 2001 and $575,000 in 2000	$(53)	$—	$(293)
State, net of the benefit $0 in 2002, $0 in 2001 and $98,000 in 2000	(30)	(22)	(33)
Foreign	(24)	(50)	(30)

	(107)	(72)	(356)

Deferred:
Federal	3,788	3,254	(698)
State	—	781	(125)
Foreign	—	—	—
Change in valuation allowance	(11,185)	—	—

	(7,397)	4,035	(823)

	$(7,504)	$3,963	$(1,179)

        In 2002, loss before provision for income taxes consisted of $11,949,000 of loss from U.S. operations and $135,000 of loss from foreign operations. In 2001, income before provision for income taxes consisted of $10,615,000 of income from U.S. operations and $742,000 of income from foreign operations. In 2000, income before benefit from income taxes consisted of $2,763,000 of income from U.S. operations and $75,000 of loss from foreign operations.

        Latitude's effective tax rate differs from the statutory federal income tax rate as follows:

	Year ended December 31,
	2002	2001	2000
Statutory federal income tax (benefit) rate	34.0%	34.0%	34.0%
State taxes net of federal benefits	4.75	4.9	3.8
Stock compensation	(0.6)	(1.1)	4.6
Research and development credit	—	2.3	(3.4)
Change in valuation allowance	(100.7)	—	—
Benefit of net operating loss carryforwards	—	—	—
Alternative minimum tax	—	—	2.5
Other	(5.05)	(5.2)	0.1

Effective tax rate	(67.6)%	34.9%	41.6%

        The significant components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2002	2001
Net operating loss carryforwards	$5,857	$4,345
Research and development credit	1,423	1,623
Property and equipment	605	247
Capitalized research and development for tax purposes	612	207
Other	2,688	1,075

Total deferred tax assets	$11,185	$7,497
Less: valuation allowance	(11,185)	—

Net deferred tax assets	$—	$7,497

        Latitude had placed a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. At December 31, 2002, Latitude had federal and state net operating loss ("NOL") carryforwards of approximately $18,000,000 and $15,000,000, respectively, available to offset future regular and alternative minimum taxable income. Latitude's federal and state net operating loss carryforwards expire in 2003 through 2022, if not utilized.

        As a result of the suspension of the use of NOL's for 2002 and 2003, California extended the carryover term for NOL's created in 2000 and 2001 from 10 years to 12 years and for NOL's originating in 2002, the carryover period extended from 10 years to 11 years.

        At December 31, 2002, Latitude had federal and state research and development and other credits of approximately $1,000,000 and $500,000, respectively. The federal research and development credit carryforwards expire in 2003 through 2022, if not utilized.

        The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If Latitude should have had an ownership change, as defined, utilization of the carryforwards could be restricted.

NOTE 8—EMPLOYEE BENEFIT PLANS:

        Latitude sponsors the Latitude Communications Salary Savings Plan (the "Savings Plan") which qualifies under Section 401(k) of the Internal Revenue Code. All employees meeting minimum age requirements are eligible to enroll in the Savings Plan upon initiating employment. Currently, Latitude does not offer an employer contribution.

NOTE 9—SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION:

        Management uses one measurement of profitability to evaluate and manage its business. Latitude markets its products and related services to customers in many industries in the United States, Europe and Asia.

        Product revenue is classified based on the country to which the product is shipped. Support revenue is classified based on the location of the associated product. MeetingPlace services revenue is included in the United States total revenue.

        Revenue and long-lived assets information by geographic area is as follows (in thousands):

	Revenues	Long-Lived Assets
December 31, 2002:
United States	$36,574	$3,855
International	3,919	60

Total	$40,493	$3,915

December 31, 2001:
United States	$29,972	$4,481
International	3,884	67

Total	$33,856	$4,548

December 31, 2000:
United States	$40,263	$3,972
International	3,168	90

Total	$43,431	$4,062

        In 2002 one customer accounted for approximately 22% of total revenue. In 2001, the same customer accounted for approximately 14% of total revenue. In 2000 no customer accounted for more than 10% of total revenue.

NOTE 10—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2002:
Total revenue	$9,472	$10,015	$10,768	$10,238
Gross profit	4,993	5,324	5,825	5,843
Net income (loss)	(1,481)	(1,213)	(15,948)	110
Net income (loss) per share—basic	(0.08)	(0.06)	(0.82)	.01
Net income (loss) per share—diluted	$(0.08)	$(0.06)	$(0.82)	$.01
2001:
Total revenue	$10,216	$8,253	$6,624	$8,763
Gross profit	6,688	4,952	3,214	4,508
Net loss	(875)	(2,539)	(2,465)	(1,515)
Net loss per share—basic and diluted	$(0.05)	$(0.14)	$(0.13)	$(0.08)

SCHEDULE II

LATITUDE COMMUNICATIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions (Reductions) to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts (in thousands):
Year ended December 31, 2000	$238	$143	$(255)	$126
Year ended December 31, 2001	126	800	(324)	602
Year ended December 31, 2002	602	3	(7)	598
Allowance for sales returns (in thousands):
Year ended December 31, 2000	313	—	(159)	154
Year ended December 31, 2001	154	13	(1)	166
Year ended December 31, 2002	$166	$123	$(26)	$263

QuickLinks

PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATIONS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
  SCHEDULE II