Form 10-Q
period 2003-03-31
LATITUDE COMMUNICATIONS INC
filed 2003-05-14
CIK 1078425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

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

Yes ☒       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

As of April 30, 2003, there were 19,483,277 shares of the registrant’s Common Stock outstanding.

PART I.                 FINANCIAL INFORMATION

Item 1.                    Financial Statements.

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$17,279	$13,119
Short-term investments	7,047	12,066
Accounts receivable, net	6,916	7,035
Inventory	1,250	952
Prepaids and other assets	1,852	2,135
Total current assets	34,344	35,307
Property and equipment, net	3,634	3,915
Deposits and other long-term assets	1,099	1,060
Total assets	$39,077	$40,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$417	$744
Accrued liabilities	4,694	5,274
Deferred revenue	5,092	5,054
Total current liabilities	10,203	11,072
Other non-current liabilities	2,299	2,605
Total liabilities	12,502	13,677
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 5,000 shares at March 31, 2003 and December 31, 2002
Issued and outstanding: No shares at March 31, 2003 and December 31, 2002	—	—
Common stock, $0.001 par value
Authorized: 75,000 shares at March 31, 2003 and December 31, 2002
Issued and outstanding: 19,390 shares at March 31, 2003 and December 31, 2002	19	19
Additional paid-in capital	57,757	57,757
Accumulated other comprehensive income (loss)	(17)	49
Accumulated deficit	(31,184)	(31,220)
Total stockholders’ equity	26,575	26,605
Total liabilities and stockholders’ equity	$39,077	$40,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue:
Product	$1,973	$3,426
Service	7,462	6,046
Total revenue	9,435	9,472
Cost of revenue:
Product	684	1,052
Service (includes non-cash stock compensation of $0 and $1, respectively)	3,384	3,428
Total cost of revenue	4,068	4,480
Gross profit	5,367	4,992

Operating expenses:
Research and development (includes non-cash stock compensation of $0 and $12, respectively)	1,132	1,420
Marketing and sales (includes non-cash stock compensation of $0 and $11, respectively)	3,185	4,910
General and administrative (includes non-cash stock compensation of $0 and $46, respectively)	1,148	1,204
Total operating expenses	5,465	7,534
Loss from operations	(98)	(2,542)
Interest income, net	158	267
Income (loss) before benefit from (provision for) income taxes	60	(2,275)
Benefit from (provision for) income taxes	(24)	794

Net income (loss)	$36	$(1,481)

Other comprehensive loss, net of tax—
Unrealized gain on securities	(66)	(53)
Cumulative translation adjustment	—	13

Comprehensive loss	$(30)	$(1,521)

Net income (loss) per share—basic	$0.00	$(0.08)
Shares used in per share calculation—basic	19,390	19,294
Net income (loss) per share—diluted	$0.00	$(0.08)
Shares used in per share calculation—diluted	20,000	19,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$36	$(1,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	614	701
Amortization of capitalized software	33	121
Write down of excess and obsolete inventory	—	150
Provision for doubtful accounts	—	3
Amortization of deferred stock compensation	—	69
Changes in assets and liabilities:
Accounts receivable	119	(752)
Inventory	(321)	35
Prepaids and other assets	452	60
Deferred income taxes	—	(807)
Accounts payable	(327)	1,660
Accrued liabilities	(886)	(584)
Deferred revenue	38	(39)
Net cash used in operating activities	(242)	(864)

Cash flows from investing activities:
Purchases of property and equipment	(310)	(235)
Additions to software production costs	(202)	—
Purchases of available for sale securities	—	(6,635)
Maturities of available for sale securities	4,953	4,100
Increase in deposits and other long-term assets	(39)	(25)
Net cash provided by (used in) investing activities	4,402	(2,795)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	11
Repayment of notes payable and capital lease obligations	—	(16)
Net cash used in financing activities	—	(5)

Net increase (decrease) in cash and cash equivalents	4,160	(3,664)
Cash and cash equivalents, beginning of period	13,119	15,370
Cash and cash equivalents, end of period	$17,279	$11,706

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.  The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The balance sheet at December 31, 2002 was derived from audited financial statements; however, it does not include all disclosures required by generally accepted accounting principles in the United States of America.  The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2—Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under the Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that meets the criteria of EITF No. 94-3 prior to the adoption of SFAS 146.  The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. SFAS 146 was adopted in the first quarter of 2003 and did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any variable interest entities, and does not expect the adoption of FIN 46 to have a material impact on its financial position, results of operation or cash flows.

Note 3—Inventory

Inventory consists of the following (in thousands):

	March 31, 2003	December 31, 2002
	(Unaudited)
Raw materials	$248	$628
Finished goods	1,002	324
	$1,250	$952

Note 4—Pro Forma Stock Compensation

Latitude has adopted the disclosure-only provisions of SFAS 123. Had compensation cost been determined based on the fair value at the grant date for the awards granted since 1994, consistent with the provisions of SFAS 123 for the 1993 Stock Plan, the 1999 Stock Plan, the 2001 Employee Stock Option Plan, the 1999 Directors’ Stock Option Plan and the 1999 Employee Stock Purchase Plan, Latitude’s net income (loss) for the three months ended March 31, 2003 and 2002 would have been as follows (in thousands, except per share data):

	Three Months ended March 31,
	2003	2002
Net income (loss)—as reported	$36	$(1,481)
Less stock based compensation expense determined under fair value based method	(4,212)	(5,415)

Net loss—pro forma	(4,176)	(6,896)
Net income (loss) per share—basic as reported	0.00	(0.08)
Net loss per share—basic pro forma	(0.22)	(0.36)
Net income (loss) per share—diluted as reported	0.00	(0.08)
Net loss per share—diluted pro forma	$(0.22)	$(0.36)

Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

The weighted average grant date fair value of stock options granted was $0.68 and $1.48 for March 31, 2003 and 2002, respectively.  There were no purchase rights granted under the ESPP during the three months ended March 31, 2003 and 2002, respectively.

In accordance with the provisions of SFAS 123, the following assumptions for option grants during the three months ended March 31, 2003 and 2002 are included to estimate the fair value of each stock option and purchase right:

	Three Months ended March 31,
	2003	2002
Stock Options:
Expected dividend yield	0%	0%
Expected stock price volatility	105%	105%
Risk-free interest rate	2.35-2.85%	2.5-4.5%
Expected life (years)	4	4

Employee Stock Purchase Plan:
Expected dividend yield	0%	0%
Expected stock price volatility	105%	105%
Risk-free interest rate	3.8%	3.8%
Expected life (years)	0.5	0.5

Note 5—Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of vested common shares outstanding for the period.  Diluted net income (loss) per share is computed by giving effect to all dilutive potential common stock options.  Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2002 because the inclusion of potentially dilutive common shares, which consisted of common shares issuable upon the exercise of stock options, would result in an anti-dilutive per share effect.

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Net income (loss) per share, basic and diluted:
Numerator for basic and diluted net income (loss) per share	$36	$(1,481)
Denominator for basic net income (loss) per share:
Weighted average vested common shares outstanding	19,390	19,294
Net income (loss) per share - basic	$0.00	$(0.08)

Denominator for diluted net income (loss) per share:
Weighted average vested common shares outstanding	19,390	19,294
Effect of dilutive securities:
Common stock options	610	—
Weighted average common and common equivalent shares	20,000	19,294
Net income (loss) per share - diluted	$0.00	$(0.08)

Anti-dilutive securities not in diluted net loss per share calculation for the period:
Common stock options	—	4,509

Note 6—Restructuring

During the quarter ended June 30, 2001, the Company initiated a restructuring program.  As a part of this restructuring program, the Company recorded costs and other charges of $870,000 classified as operating expenses.  Of this amount, $442,000 related to a reduction in the workforce by approximately 40 regular employees across all functional areas of the Company, $228,000 related to non-cancelable lease costs arising from the consolidation of excess facilities and $200,000 related to discontinued assets written-off.

During the quarter ended September 30, 2002, the Company initiated another restructuring program.  As a part of this restructuring program, the Company recorded costs and other charges of $5,400,000 classified as operating expenses.  Of this amount, $900,000 related to a reduction in the workforce by approximately 45 fulltime employees across all functional areas of the Company, including three members of executive management; $3,900,000 related to non-cancelable lease costs arising from the consolidation of excess facilities; and $600,000 related to discontinued assets written-off.

A summary of the restructuring costs is as follows (in thousands):

	Severance and Benefits	Facilities and Other Charges	Asset Write-Offs	Total
Provisions for fiscal 2001	$442	$228	$200	$870
Cash paid	(222)	(70)	—	(292)
Non-cash charges	(31)	—	(200)	(231)
Adjusted provision	(189)	189	—	—
Restructuring reserve balance at December 31, 2001	—	347	—	347
Provisions for fiscal 2002	900	3,900	600	5,400
Cash paid	(877)	(172)	—	(1,049)
Non-cash charges	—	(174)	(600)	(774)
Restructuring reserve balance at December 31, 2002	23	3,901	—	3,924
Cash paid	(4)	(302)	—	(306)
Non-cash charges	—	(61)	—	(61)
Restructuring reserve balance at March 31, 2003	$19	$3,538	$—	$3,557

The amounts related to severance and benefits costs are expected to be paid during fiscal 2003.  The amounts related to non-cancelable lease costs are expected to be paid over the respective lease terms through fiscal 2005.

Note 7 – Share Repurchase Program

On July 24, 2001 the Company’s Board of Directors approved a Share Repurchase Program of up to 1,000,000 shares of common stock.  During the three months ended March 31, 2003, no shares were repurchased.  As of March 31, 2003, the Company has purchased 339,200 shares under this program at a weighted average cost of $1.35 per share.

Note 8 – Contingencies & Commitments

Litigation:

In November 2001, a series of securities class actions were filed in the United States District Court for the Southern District of New York against certain underwriters for Latitude’s initial public offering (“IPO”), Latitude Communications Inc., and Emil C. Wang and Rick M. McConnell, who were officers of Latitude at the time of the IPO. The complaints were consolidated into a single action, and a consolidated amended complaint against Latitude was filed in April 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of the Company’s common stock after the initial public offering. The amended complaint also alleges, among other things, that Latitude and the named officers violated section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding.

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

Guarantees:

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.”  FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee.  FIN 45 also requires significant new disclosures, in both interim and annual financial statements, by a guarantor, about obligations associated with guarantees issued.

Latitude purchases long distance capacity from third parties.  These purchase agreements require a minimum commitment at a fixed rate for a specified period.  The Company incorporates long distance services into fixed rate conferencing services contracts to some of its customers.  The terms of the purchase agreements and conferencing services contracts do not necessarily coincide, and as a result, increases in long distance rates could expose the Company to potential losses.

Latitude also, as permitted under Delaware law and in accordance with our Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification obligation is for the officer’s or director’s lifetime.  The maximum amount of potential future indemnification is unlimited; however, Latitude does have a Director and Officer Insurance Policy that limits its exposure and enables the Company to recover a portion of any future amounts paid.

In the Company’s sales agreements, Latitude typically agrees to indemnify its customers for expenses or liability resulting from claimed infringements of patents, trademarks, copyrights or other intellectual property rights of third parties. The terms of these indemnification agreements may be perpetual after execution of the agreement. The maximum amount of potential future indemnification may be unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits related to such indemnification agreements.

Note 9 – Deferred Tax Valuation Allowance

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

Note 10 – Subsequent Event

On April 17, 2003 Latitude announced it had entered into an agreement to acquire the assets of Wanadu Incorporated (“Wanadu”), a privately held developer of Flash-based content creation, management and delivery products.  In the transaction, which closed on April 30, 2003, Latitude acquired Wanadu’s assets in exchange for $900,000 in cash and a percentage of future revenue from sales of Wanadu products.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q include a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  We use words such as “anticipates,” “believes,” “expects,” “future,” and “intends,” and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.  These risks are described in “ Factors That May Affect Future Results “ and elsewhere in this Form 10-Q.  The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

While we believe that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (“SEC”).

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

We generate revenue from sales of our MeetingPlace products and services, and from related customer support and consulting services.  Revenue derived from services constituted 79% of total revenue in the first quarter of 2003 and 64% during the corresponding period of 2002.  Service revenue includes revenue from our usage and subscription based managed and hosted MeetingPlace services, implementation and customization services, consulting services, warranty coverage and customer support. Revenue from managed, hosted, and implementation services is recognized as the services are performed, revenue from customization services is recognized upon project completion, and revenue from warranty coverage and customer support is recognized ratably over the period of the underlying contract.  Our MeetingPlace services offerings allow companies to acquire MeetingPlace on a usage-based pricing model and have Latitude manage their MeetingPlace capacity.  Accordingly, revenue from this new service offering has increased the proportion of total revenue derived from services.

Revenue derived from product sales constituted 21% of total revenue in the first quarter of 2003 and 36% during the corresponding period of 2002.  Product revenue is generally recognized upon shipment if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is probable, product returns are reasonably estimable and, if applicable, acceptance has been obtained.

We sell our MeetingPlace products primarily through our direct sales force and, to a lesser extent, through indirect distribution channels.  The majority of our revenue is derived from large enterprises and organizations, many of which initially purchase MeetingPlace servers and later expand deployment of our products as they require additional capacity for voice and web conferencing.

Total cost of revenue consists of component and materials costs, direct labor costs, amortization of capitalized software, warranty costs, royalties and overhead related to manufacturing of our products, long distance services resold to our customers, and materials, travel and labor costs related to personnel engaged in our service operations.  Product gross margin is impacted by the proportion of product revenue derived from software sales, which typically carry higher margins than hardware sales, and from indirect distribution channels, which typically carry lower margins than direct sales.  Service gross margin is impacted by the mix of services we provide, which have different levels of profitability, usage levels by our customers and the efficiency with which we provide support to our customers.  We reduce the carrying value of excess and obsolete inventory by identifying inventory components either considered excess based on estimates of future usage or obsolete due to changes in our product offerings.  As a result of technological changes, our products may become obsolete or we could be required to redesign our products.

During 2002 and 2001, we recorded significant accruals in connection with restructuring programs.  These accruals included estimates pertaining to employee separation costs and the settlements of contractual obligations related to excess leased facilities and other contracts.  Although we do not currently anticipate significant changes, actual costs may differ from these estimates, particularly the costs surrounding the excess leased facilities (for example, increased common area fees).

On April 17, 2003 we announced entering into an agreement to acquire the assets of Wanadu Incorporated, a privately held developer of Flash-based content creation, management and delivery products.  In the transaction, which closed on April 30, 2003, we acquired Wanadu’s assets in exchange for cash and a percentage of future revenue from sales of Wanadu products.  The acquisition is a key step in our strategy to build and offer rich-media conferencing solutions that integrate voice, web, video and instant messaging technologies.

Results Of Operations

The following table lists, for the periods indicated, the percentage of total revenue of each line item from our condensed consolidated statement of operations to total revenues:

	Three Months Ended March 31,
	2003	2002
Revenue:
Product	20.9%	36.2%
Service	79.1	63.8
Total revenue	100.0	100.0
Cost of revenue:
Product	7.2	11.1
Service	35.9	36.2
Total cost of revenue	43.1	47.3
Gross profit	56.9	52.7

Operating expenses:
Research and development	12.0	15.0
Marketing and sales	33.8	51.9
General and administrative	12.1	12.7
Total operating expenses	57.9	79.6
Loss from operations	(1.0)	(26.9)
Interest income, net	1.7	2.8
Income (loss) before benefit from (provision for) income taxes	0.7	(24.1)
Benefit from (provision for) income taxes	(0.3)	8.4
Net income (loss)	0.4%	(15.7)%

Product Revenue

Product revenue was $2.0 million for the first quarter of 2003, a decrease of 42% compared to the corresponding period in 2002.  The decrease was due to fewer MeetingPlace system sales in an uncertain economic and geopolitical environment, in which our existing and target customers reduced their capital spending.  Additionally, the decrease in product revenue was due to the shift in our revenue mix, a positive result of enhancing our service offerings to include managed and hosted deployment options, which allows companies to acquire MeetingPlace on a usage-based pricing model.  In the near term, we anticipate the environment for product sales to be challenging and as a result we may experience quarter-to-quarter variability in product revenue in absolute dollars.

Service Revenue

Service revenue increased $1.4 million, or 23%, to $7.4 million for the three months ended March 31, 2003 from $6.0 million for the three months ended March 31, 2002.  Service revenue is comprised of two parts, product support revenue and MeetingPlace services revenue, which includes managed and hosted services.  MeetingPlace services revenue increased to $3.9 million in the first quarter of 2003 from $2.9 million in the corresponding period in 2002, a 35% increase.  The increase was attributable primarily to the introduction of new usage-based managed and hosted services to both new and existing customers as well as increased minutes of usage from existing customers.

In August 2002, we announced that Hewlett-Packard Company (“Hewlett-Packard”), our largest customer, had decided to pursue alternative vendor solutions for its voice conferencing needs.  Service revenue from Hewlett-Packard consisted of $1.4 million and $2.0 million for the three months ended March 31, 2003 and 2002, respectively.  We expect that service revenue for the three months ending June 30, 2003 will decline from the three months ended March 31, 2003 due to the expected ramp-down of Hewlett-Packard service revenues.

Total Cost of Revenue

Total cost of revenue decreased  $412,000, or 9%, to $4.1 million for the first quarter of 2003, from $4.5 million for the corresponding period of 2002.  The decrease in total cost of revenue was due to lower amortization of capitalized software and the absence of inventory write-downs in the first quarter of 2003. Additionally, lower expenses incurred in the first quarter of 2003 resulted from the implementation of a cost reduction program in the third quarter of 2002.

Gross profit was $5.4 million for the first quarter of 2003, as compared to $5.0 million in the corresponding period of 2002.  Gross margin was 57% as a percentage of revenue, for the first quarter of 2003, as compared to 53% for the corresponding period of 2002.  The increase in overall gross margin was due to the aforementioned expenses and write-downs recorded in the first quarter of 2002, as well as the impact of lower expenses in the first quarter of 2003 due to the cost reduction program implemented in the third quarter of 2002.

Product gross margin decreased slightly, to 65% as a percentage of product revenue for the first quarter of 2003 as compared to 69% for the corresponding period of 2002.  This decrease was due to the impact of fixed product costs on lower product revenue, as well as reduced selling prices.

Service gross margin was 55% as a percentage of service revenue for the first quarter of 2003 as compared to 43% for the corresponding period in 2002.  The increase was due to increased services revenue from higher usage volumes.

Research and Development Expenses

Research and development expenses consist of compensation and related costs for research and development personnel, facilities expenses for testing space, and equipment and purchased software. Research and development expenses were $1.1 million for the first quarter of 2003, which represented a decrease of 20% when compared to the corresponding period in 2002.  The decrease from first quarter 2002 to 2003 was due to decreases in the following areas: $112,000 in compensation, $58,000 due to capitalized software, $56,000 in expensed equipment and $67,000 in occupancy expenses.  As a percentage of total revenues, research and development expenses were 12% and 15%, respectively, for the three months ended March 31, 2003 and 2002.   We expect R&D expenses to increase due to the addition of the Wanadu development team and the amortization of software development expenses capitalized in the first quarter of 2003.

Marketing and Sales Expenses

Marketing and sales expenses consist of promotional expenditures and compensation and related costs for marketing and sales personnel. Marketing and sales expenses were $3.2 million for the first quarter of 2003, which represented a decrease of 35% when compared to the corresponding period in 2002.  The decrease in expenses was due to decreases in the following areas: $673,000 in compensation, $235,000 in consulting, $107,000 in advertising, $56,000 in travel, $275,000 in occupancy, $66,000 in meetings, $32,000 in employee activities, $34,000 in recruiting, and $30,000 in depreciation expenses.  As a percentage of total revenues, marketing and sales expenses were 34% and 52% for the three months ended March 31, 2003 and 2002.  We expect additional expenses in the marketing area due to the increased focus on building awareness of the Company and our products with potential customers.

General and Administrative Expenses

General and administrative expenses consist of personnel expenses, legal and accounting expenses and other general corporate expenses.  General and administrative expenses were $1.1 million for the three months ended March 31, 2003 and $1.2 million for the three months ended March 31, 2002.  As a percentage of total revenues, general and administrative expenses were 12% for the three months ended March 31, 2003 and 2002. We expect general and administrative expenses to increase in absolute dollars relative to the first quarter of 2003 due to corporate governance initiatives surrounding the Sarbanes-Oxley Act.

Amortization of Deferred Stock Compensation

In connection with the completion of our initial public offering in May 1999, options granted in the last quarter of 1997, during the year 1998 and the first quarter of 1999 have been considered to be compensatory.  We amortized the deferred stock compensation associated with these options over the vesting periods of the applicable options, resulting in amortization expense of $69,000 in the three months ended March 31, 2002.  The amortization of deferred stock compensation was completed in the fourth quarter of 2002, with no additional amortization expense in 2003.

Interest Income, Net

Interest income, net of interest and other expense of $13,000, was $158,000 for the first quarter of 2003, compared to interest income, net of interest and other expense of $2,000, of $267,000 for the corresponding period in 2002.  The decrease in net interest income was due to lower investment funds caused by our use of cash in operations, and decreasing market interest rates.

Benefit from (Provision for) Income Taxes

For the quarter ended March 31, 2003, the provision for income taxes was $24,000, compared to a benefit of $794,000 in the quarter ended March 31, 2002.  The provision for income taxes in the quarter ended March 31, 2003 includes state and foreign income taxes that we expect to pay in 2003.

As described in Note 9 of the “Notes to Condensed Consolidated Financial Statements”, we recorded a valuation allowance equal to our deferred tax asset in the third quarter ended September 30, 2002.  We concluded that a deferred tax asset valuation allowance should be established due to the uncertainty of realizing the tax loss carryforwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”.

Liquidity and Capital Resources

In May 1999, we completed an initial public offering of common stock, resulting in net proceeds to us of approximately $33.8 million. As of March 31, 2003, we had $24.3 million of cash, cash equivalents and investments, which represented 62% of total assets.

Cash used in operating activities was $189,000 for the three months ended March 31, 2003, compared to $864,000 for the same period in 2002.  Principal uses of cash in operating activities in 2003 were a decrease in accrued liabilities of $886,000, an increase in inventory of $321,000 and a decrease in accounts payable of $327,000, partially offset by a decrease in prepaids of $452,000, a decrease in accounts receivable of $119,000 and depreciation and amortization of $667,000.

Cash provided by investing activities for the three months ended March 31, 2003 was $4.3 million, which consisted primarily of maturities of marketable securities of $4.9 million offset by additions to software production costs of $202,000 and by purchases of property and equipment of $310,000.

There was no cash provided by or used in financing activities for the three months ended March 31, 2003.

We have no material commitments for capital expenditures.  On April 30, 2003 we acquired the assets of Wanadu Incorporated, a privately held developer of Flash-based content creation, management and delivery products, in exchange for $900,000 in cash and a percentage of future revenue from sales of Wanadu products. We may use cash to further acquire or license technology, products or businesses related to our current business.  In addition, we anticipate that we will use cash for operating expenses.  We lease office facilities under various leases that expire through 2005.

We had net income of $36,000 and negative cash flows from operations of $189,000 during the three months ended March 31, 2003.  For the year ended December 31, 2002 we incurred a loss of $18.5 million and negative cash flows from operations of $4.1 million.  As of March 31, 2003, we had an accumulated deficit of approximately $31.2 million.  We expect to incur operating losses and negative cash flows through at least the third quarter of 2003.

We purchase long distance capacity from third parties.  These purchase agreements require a minimum commitment at a fixed rate for a specified period.  We incorporate long distance services into fixed rate conferencing services contracts to some of our customers.  The terms of the purchase agreements and conferencing services contracts do not necessarily coincide, and as a result, increases in long distance rates could expose us to potential losses.

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The indemnification obligation is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we do have a Director and Officer Insurance Policy that limits our exposure and enables us to recover a portion of any future amounts paid.

In our sales agreements, we typically agree to indemnify our customers for expenses or liability resulting from claimed infringements of patents, trademarks, copyrights or other intellectual property rights of third parties. The terms of these indemnification agreements may be perpetual after execution of the agreement. The maximum amount of potential future indemnification may be unlimited. To date we have not paid any amounts to settle claims or defend lawsuits related to such indemnification agreements.

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

Impact of Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards  No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under the Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that meets the criteria of EITF No. 94-3 prior to the adoption of SFAS 146.  The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. SFAS 146 was adopted in the first quarter of 2003 and did not have a significant impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  We do not have any variable interest entities, and do not expect this adoption of FIN 46 to have a material impact on our financial position, results of operations or cash flows.

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

Additionally, we have continued to expand our service offerings by providing hosted and managed services to our customers. Accordingly, future revenue from this new service offering may increase the proportion of total revenue derived from services. To the extent that prospective customers elect to purchase the hosted or managed services rather than an on-premises MeetingPlace system, our product revenue could be adversely affected.

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

Our revenues could be significantly reduced by the loss of a major customer. We derive a significant portion of our revenues from a limited number of customers.  The loss of any of these major customers, if not replaced, could dramatically reduce our revenues.  During the quarter ended September 30, 2002, we announced that our largest customer, Hewlett-Packard Company (“Hewlett-Packard”), had decided to pursue alternative vendor solutions for its voice conferencing needs.  For the three months ended March 31, 2003, Hewlett-Packard accounted for approximately 15% of our total revenues and 19% of our service revenues.  Hewlett-Packard was the only customer that accounted for more than 10% of our total revenue for the three months ended March 31, 2003. We expect that service revenue for the three months ending June 30, 2003 will decline from the three months ended March 31, 2003 due to the expected ramp-down of Hewlett-Packard service revenues.

Our market is highly competitive. We expect competition to persist and intensify in the future, which could adversely affect our ability to increase sales, penetrate new markets and maintain average selling prices. Because of this competition, we may not be successful. Currently, our principal competitors include:

•                  major telecommunications carriers that operate service bureaus for voice conferencing, such as AT&T Corporation, MCI Worldcom, Inc. and Sprint Corporation;

•                  collaborative software and other companies that offer voice and/or web conferencing products and services such as Lotus Software, Microsoft Corporation, Raindance Communications, Inc., Spectel and WebEx Communications, Inc.; and

•                  private branch exchange, or PBX, providers that sell systems with voice conferencing capabilities, such as Avaya, Inc., Cisco Systems, Inc. and Nortel Networks Corporation.

Many of these companies have longer operating histories, stronger brand names, larger market share and significantly greater financial, technical, marketing and other resources than do we. These companies may have existing relationships with many of our prospective customers. Large telecommunications carriers may also bundle conferencing with other services, such as long distance, in order to increase sales in other areas. In effect, these service providers can subsidize their conferencing offering, enabling them to offer it to customers at very low rates.  In addition, these companies may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.

We incorporate long distance services into fixed rate conferencing services contracts to some of our customers, and as a result increases in long distance rates would negatively affect our margins.  We purchase long distance capacity from third parties who may be our competitors.  These purchase agreements require a minimum commitment at a fixed rate for a specified period.  We incorporate long distance services into fixed rate conferencing services contracts to some of our customers.  The terms of the purchase agreements and conferencing services contracts do not necessarily coincide, and as a result, increases in long distance rates could expose us to potential losses.

Our market is in an early stage of development, and our products and services may not be adopted. If the market for our integrated voice and web conferencing products and services fails to grow or grows more slowly than we anticipate, we may not be able to increase revenues or return to and/or maintain profitability. The market for integrated real-time voice and web conferencing is relatively new and rapidly evolving. Our ability to be profitable depends in large part on the widespread adoption by end users of real-time voice and web conferencing.

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

To be successful, we will need to develop and introduce new products, product enhancements and services that respond to technological changes or evolving industry standards, such as the transmission of voice over the Internet, in a timely manner and on a cost effective basis. We cannot assure successful development of these types of products and product enhancements or that our products and services will achieve broad market acceptance.

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

Our ability to expand into international markets is uncertain. We intend to continue to expand our operations into new international markets. In addition to general risks associated with international expansion, such as foreign currency fluctuations and political and economic instability, we face the following risks and uncertainties, any of which could prevent us from selling our products and services in a particular country or harm our business operations once we have established operations in that country:

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

In addition, we may be required to engage in costly and time-consuming redesigns of our products because of technology enhancements or upgrades of these systems. We may not be able to redesign our products or be certain that any of these redesigns will achieve market acceptance. In addition, we will need to continually modify our products as newer versions of the enterprise applications with which our products integrate are introduced. Our ability to do so largely depends on our ability to gain access to the advanced programming interfaces for these applications, and we cannot make assurances that we will have access to necessary advanced programming interfaces in the future.

Our business could suffer if we lose the services of our current management team. Our future success depends on the ability of our management to operate effectively, both individually and as a group. If we were to lose the services of any of these key employees, we may encounter difficulties finding qualified personnel to replace them.

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

We have a strategic partnership with a company based in Israel to integrate video conferencing functionality into our products. Political instability in this region of the world may limit our access to this technology or delay introduction of new products.

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

Dell Computer Corporation has registered the “Latitude” mark for computers in the United States and in other countries. Dell’s United States trademark registration and Canadian application have blocked our ability to register the “Latitude Communications” and “Latitude” with logo marks in the United States and the “Latitude Communications” mark in Canada as well as other jurisdictions.   Consequently, we have at present terminated our efforts to register these trademarks, and we will have to rely solely on common law protection for these marks.  We cannot make assurances that we will be free from challenges of or obstacles to our use or registration of our marks.

We may encounter difficulties in integrating future acquisitions and that could adversely affect our business.  We have recently acquired the assets of Wanadu Incorporated and may in the future acquire technology, products or businesses related to our current or future business.  We have limited experience in acquisition activities and may have to devote substantial time and resources in order to complete acquisitions.  There may also be risks in entering markets where we have no or limited prior experience.  Further, these potential acquisitions entail risks, uncertainties and potential disruptions to our business.  For example, we may not be able to successfully integrate a company’s operations, technologies, products and services, information systems and personnel into our business.  An acquisition may further strain our existing financial and managerial controls, and divert management’s attention away from our other business concerns.  In connection with the Wanadu asset acquisition, we assumed certain contractual liabilities and hired certain employees of Wanadu, which is expected to result in an increase in research and development expenses.  There may also be unanticipated costs and liabilities associated with an acquisition that could adversely affect our operating results.

We are subject to government regulation, and our failure to comply with these regulations could harm our business. Our products are subject to a wide variety of safety, emissions, export and compatibility regulations imposed by governmental authorities in the United States or in other countries in which we sell our products and services. If we are unable to obtain necessary approvals or maintain compliance with the regulations of any particular jurisdiction, we may be prohibited from selling our products in that territory. In addition, to sell our products and services in many international markets, we are required to obtain certifications that are specific to the local telephony infrastructure.

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

We may be delisted from the Nasdaq National Market.  On October 7, 2002, we were notified by Nasdaq that Friday, October 4, 2002 represented the 30th consecutive trading day in which the closing bid price was less than the minimum $1 per share requirement for listing on the Nasdaq National Market. On November 26, 2002 the company was notified that the closing bid price had exceeded $1 per share for 10 consecutive trading days and that the company had regained compliance with NASDAQ’s listing requirements.  We cannot make assurances that we will maintain compliance with all NASDAQ listing requirements in the future.  If our efforts to maintain compliance are unsuccessful, we may seek to list our shares on the Nasdaq SmallCap Market, which is generally considered to be not as broad and efficient a market as the Nasdaq National Market.  This lack of liquidity and visibility could further decrease the price of our common stock.  In addition, delisting from the Nasdaq National Market could negatively impact our reputation and customer relationships.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. The portfolio includes only securities with maturities of one to twelve months and with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign currencies and therefore are not subject to foreign currency risk.

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

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio at March 31, 2003 (in thousands).

2003

Corporate notes and bonds	$4,026
Average interest rate	3.65%
Federal agencies	$3,021
Average interest rate	4.28%

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

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings

In November 2001, a series of securities class actions were filed in the United States District Court for the Southern District of New York against certain underwriters for Latitude’s initial public offering (“IPO”), Latitude Communications Inc., and Emil C. Wang and Rick M. McConnell, who were officers of Latitude at the time of the IPO. The complaints were consolidated into a single action, and a consolidated amended complaint against Latitude was filed in April 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of the Company’s common stock after the initial public offering. The amended complaint also alleges, among other things, that Latitude and the named officers violated section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding.

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

Item 2.                    Changes in Securities and Use of Proceeds

On May 6, 1999, in connection with the Company’s initial public offering, a Registration Statement on Form S-1 (No. 333-72935) was declared effective by the Securities and Exchange Commission, pursuant to which 3,125,000 shares of the Company’s Common Stock were offered and sold for the account of the Company at a price of $12.00 per share, generating gross offering proceeds of $37.5 million. The managing underwriters were Credit Suisse First Boston Corporation, Hambrecht & Quist LLC and Dain Rauscher Wessels. After deducting approximately $2.6 million in underwriting discounts and $1.1 million in other related expenses, the net proceeds of the offering were approximately $33.8 million. No direct or indirect payments were made to officers or directors or holders of ten percent or more of any class of equity securities of Latitude or any of their affiliates.  Latitude has invested such proceeds in investment grade, interest-bearing securities.  As of March 31, 2003, $24.3 million of the net proceeds were invested in cash and cash equivalents and short-term investments and approximately $9.5 million had been used for working capital.  Latitude intends to use the remaining proceeds for capital expenditures, including the acquisition of computer and communication systems, and for general corporate purposes, including working capital to fund increased accounts receivable and inventory levels.

Item 3.                    Defaults Upon Senior Securities—Not Applicable

Item 4.                    Submission of Matters to a Vote of Security Holders—Not Applicable

Item 5.                    Other Information – None

Item 6.                    Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Rick McConnell, Chief Executive Officer of Latitude, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Luis Buhler, Chief Financial Officer of Latitude, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K—None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Latitude Communications, Inc.

By:	/s/ LUIS BUHLER
Luis Buhler Chief Financial Officer Principal Financial and Accounting Officer

Date:  May 14, 2003

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

Date:  May 14, 2003

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

Date:  May 14, 2003