Form 10-Q
period 2003-06-30
LATITUDE COMMUNICATIONS INC
filed 2003-08-13
CIK 1078425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

Yes ☐      No ☒

As of July 31, 2003, there were 19,501,356 shares of the registrant’s Common Stock outstanding.

PART I.         FINANCIAL INFORMATION

Item 1.            Financial Statements.

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

(Unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$22,621	$13,119
Short-term investments	—	12,066
Accounts receivable, net	6,070	7,035
Inventory	1,349	952
Prepaids and other assets	1,817	2,135
Total current assets	31,857	35,307
Property and equipment, net	3,605	3,915
Goodwill	888	—
Deposits and other long-term assets	1,024	1,060
Total assets	$37,374	$40,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$707	$744
Accrued liabilities	4,384	5,274
Deferred revenue	5,376	5,054
Total current liabilities	10,467	11,072
Other non-current liabilities	2,027	2,605
Total liabilities	12,494	13,677
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 5,000 shares at June 30, 2003 and December 31, 2002 Issued and outstanding: No shares at June 30, 2003 and December 31, 2002	—	—
Common stock, $0.001 par value Authorized: 75,000 shares at June 30, 2003 and December 31, 2002 Issued and outstanding: 19,457 shares at June 30, 2003 and 19,390 shares at December 31, 2002	19	19
Additional paid-in capital	57,850	57,757
Accumulated other comprehensive income (loss)	(58)	49
Accumulated deficit	(32,931)	(31,220)
Total stockholders’ equity	24,880	26,605
Total liabilities and stockholders’ equity	$37,374	$40,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Product	$1,953	$3,498	$3,926	$6,924
Service	6,350	6,517	13,812	12,563
Total revenue	8,303	10,015	17,738	19,487
Cost of revenue:
Product	826	1,356	1,510	2,408
Service (includes non-cash stock compensation of $0, $0, $0 and $1, respectively)	3,438	3,335	6,822	6,763
Total cost of revenue	4,264	4,691	8,332	9,171
Gross profit	4,039	5,324	9,406	10,316

Operating expenses:
Research and development (includes non-cash stock compensation of $0, $10, $0 and $22, respectively)	1,388	1,510	2,520	2,930
Marketing and sales (includes non-cash stock compensation of $0, $8, $0 and $18, respectively)	3,317	4,800	6,502	9,710
General and administrative (includes non-cash stock compensation of $0, $39, $0 and $85, respectively)	1,101	1,150	2,249	2,354
Purchased in-process technology	70	—	70	—
Total operating expenses	5,876	7,460	11,341	14,994
Loss from operations	(1,837)	(2,136)	(1,935)	(4,678)
Interest income, net	114	250	272	517
Loss before benefit from (provision for) income tax	(1,723)	(1,886)	(1,663)	(4,161)
Benefit from (provision for) income tax	(24)	673	(48)	1,467

Net loss	$(1,747)	$(1,213)	$(1,711)	$(2,694)

Other comprehensive income (loss), net of tax— Unrealized gain (loss) on securities	(32)	(28)	(98)	26

Cumulative translation adjustment	(8)	48	(8)	35

Comprehensive loss	$(1,787)	$(1,193)	$(1,817)	$(2,633)

Net loss per share—basic and diluted	$(0.09)	$(0.06)	$(0.09)	$(0.14)

Shares used in per share calculation—basic and diluted	19,457	19,361	19,424	19,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,711)	$(2,694)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,211	1,412
Amortization of capitalized software	148	274
Write down of excess and obsolete inventory	—	250
Provision for doubtful accounts	—	3
In-process research and technology	70	—
Amortization of deferred stock compensation	—	126
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	965	(3,294)
Inventory	(445)	413
Prepaids and other assets	419	(725)
Deferred income taxes	—	(1,482)
Accounts payable	(37)	1,274
Accrued liabilities	(1,470)	(895)
Deferred revenue	305	1,309
Net cash used in operating activities	(545)	(4,029)

Cash flows from investing activities:
Purchases of property and equipment	(834)	(937)
Additions to software production costs	(219)	—
Purchases of available for sale securities	—	(9,624)
Maturities of available for sale securities	11,968	7,605
Net cash paid in purchase acquisition	(988)	—
Increase in deposits and other long-term assets	36	(68)
Net cash provided by (used in) investing activities	9,963	(3,024)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	93	123
Repayment of notes payable and capital lease obligations	—	(48)
Net cash provided by financing activities	93	75

Effect of exchange rate changes on cash	(9)	—
Net increase (decrease) in cash and cash equivalents	9,502	(6,978)
Cash and cash equivalents, beginning of period	13,119	15,370
Cash and cash equivalents, end of period	$22,621	$8,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—The Company and Basis of Presentation

Latitude Communications, Inc. (the “Company”) is a leading provider of enterprise voice and web conferencing solutions.  The Company develops, markets and supports its MeetingPlace system and related services, which enable real-time collaboration through meetings via Web browsers, groupware applications such as Outlook and Notes, and PSTN and IP phones.  MeetingPlace also allows users to share and edit live documents and record and access meeting content.  The Company distributes its product and services through distributors and a direct sales force to companies across many industries in the United States, Europe and Asia.

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

Note 2—Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under the Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that meets the criteria of EITF No. 94-3 prior to the adoption of SFAS 146.  The effect on adoption of SFAS 146 changed on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. SFAS 146 was adopted in the first quarter of 2003 and did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements With Multiple Deliverables” which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  EITF No. 00-21 was adopted in the second quarter of 2003 and did not have an impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any variable interest entities.  FIN 46 was adopted in the second quarter of 2003 and did not have an impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first period beginning after December 15, 2003.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  SFAS No. 150 was adopted in the second quarter of 2003 and did not have an impact on the Company’s financial position, results of operations or cash flows.

Note 3—Inventory

Inventory consists of the following (in thousands):

	June 30, 2003	December 31, 2002
	(Unaudited)
Raw materials	$1,121	$628
Finished goods	228	324
	$1,349	$952

Note 4—Pro Forma Stock Compensation

Latitude has adopted the disclosure-only provisions of SFAS 123. Had compensation cost been determined based on the fair value at the grant date for the awards granted since 1994, consistent with the provisions of SFAS 123 for the 1993 Stock Plan, the 1999 Stock Plan, the 2001 Employee Stock Option Plan, the 1999 Directors’ Stock Option Plan and the 1999 Employee Stock Purchase Plan, Latitude’s net loss for the three and six months ended June 30, 2003 and 2002 would have been as follows (in thousands, except per share data):

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Net loss—as reported	$(1,747)	$(1,213)	$(1,711)	$(2,694)
Add stock based compensation expense – as reported	—	57	—	126
Less stock based compensation expense determined under fair value based method	(4,254)	(5,446)	(4,274)	(5,482)
Net loss—pro forma	$(6,001)	$(6,602)	$(5,985)	$(8,050)
Net loss per share—basic and diluted as reported	$(0.09)	$(0.06)	$(0.09)	$(0.14)
Net loss per share—basic and diluted pro forma	$(0.31)	$(0.34)	$(0.31)	$(0.42)

Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

In accordance with the provisions of SFAS 123, the following assumptions for option grants during the three and six months ended June 30, 2003 and 2002 are included to estimate the fair value of each stock option and purchase right:

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Stock Options:
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	105%	105%	105%	105%
Risk-free interest rate	1.95-2.80%	3.85-4.8%	1.95-2.95%	3.85-4.8%
Expected life (years)	5	4	5	4

Employee Stock Purchase Plan:
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	105%	105%	105%	105%
Risk-free interest rate	2.7%	3.8%	2.7%	3.8%
Expected life (years)	0.5	0.5	0.5	0.5

Note 5—Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period.  Diluted net loss per share is computed by giving effect to all dilutive potential common stock options.  Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2003 because of the inclusion of potentially dilutive common shares, which consisted of common shares issuable upon the exercise of stock options, would result in an anti-dilutive per share effect.

A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net loss per share, basic and diluted:
Numerator for net loss, basic and diluted	$(1,747)	$(1,213)	$(1,711)	$(2,694)
Denominator for basic and diluted net loss per share:
Weighted average vested common shares outstanding	19,457	19,361	19,424	19,328
Net loss per share basic and diluted	$(0.09)	$(0.06)	$(0.09)	$(0.14)

Anti-dilutive securities not included in the calculation of diluted EPS because the Company incurred a net loss:
Common stock options	5,032	4,533	5,032	4,533

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

A summary of the restructuring costs is as follows (in thousands):

	Severance and Benefits	Facilities and Other Charges	Asset Write-Offs	Total
Provisions for fiscal 2001	$442	$228	$200	$870
Cash paid	(222)	(70)	—	(292)
Non-cash charges	(31)	—	(200)	(231)
Adjusted provision	(189)	189	—	—
Restructuring reserve balance at December 31, 2001	—	347	—	347
Provisions for fiscal 2002	900	3,900	600	5,400
Cash paid	(877)	(346)	—	(1,223)
Non-cash charges	—	—	(600)	(600)
Restructuring reserve balance at December 31, 2002	23	3,901	—	3,924
Cash paid	(4)	(754)	—	(758)
Non-cash charges	—	—	—	—
Restructuring reserve balance at June 30, 2003	$19	$3,147	$—	$3,166

The amounts related to severance and benefits costs are expected to be paid during fiscal 2003.  The amounts related to non-cancelable lease costs are expected to be paid over the respective lease terms through fiscal 2005.

Note 7 — Share Repurchase Program

On July 24, 2001 the Company’s Board of Directors approved a Share Repurchase Program of up to 1,000,000 shares of common stock.  During the three and six months ended June 30, 2003, no shares were repurchased.  As of June 30, 2003, the Company has purchased 339,200 shares under this program at a weighted average cost of $1.35 per share.

Note 8 — Contingencies & Commitments

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

On June 20, 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter.  The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint.  The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers.   The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation.  Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the litigation.  Due to the inherent uncertainties of litigation and because the litigation and settlement process is still at a preliminary stage, the ultimate outcome of the matter cannot be predicted.

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

Note 9 — Deferred Tax Valuation Allowance

At December 31, 2001, the Company had total gross U.S. deferred tax assets of $7.5 million.  These assets included temporary differences related principally to net operating losses that carry forward and research and development credits.  During the third quarter ended September 30, 2002, the Company concluded that a deferred tax asset valuation allowance should be established due to the uncertainty of realizing the tax loss carry-forwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”.  Accordingly, in the third quarter of 2002, the Company recorded a full valuation allowance for its deferred tax assets.  The Company’s assessment in recording the valuation allowance was based principally on its historical operating losses; the loss of a major customer and restructuring efforts announced in the third quarter of 2002; and unfavorable macro-economic conditions.

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

Note 10 — Wanadu Acquisition

On April 16, 2003 Latitude announced it had entered into an agreement to acquire the assets of Wanadu Incorporated (“Wanadu”), a privately held developer of Flash-based content creation, management and delivery products.  The acquisition is a key step in the Company’s strategy to build and offer rich-media conferencing solutions that integrate voice, web, video and instant messaging technologies.  In the transaction, which closed on April 30, 2003, Latitude acquired Wanadu’s net assets in exchange for $900,000 in cash and a percentage of future revenue from sales of Wanadu products.  The acquisition was accounted for using the purchase method, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.  The following table summarizes the Company’s purchase price allocation for this transaction:

Acquisition Cost	$987,713
Less: FMV of acquired assets, intangible assets, and assumed liabilities:
Intangible Assets	30,000
IP R&D	70,000
PP&E	18,952
Deferred Revenue	(17,355)
Goodwill generated from Acquisition	$886,116

The amount allocated to purchased in-process technology was determined by management, after considering among other factors, the results of an independent appraisal based on established valuation techniques in the high-technology communications industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for this in-process technology.  The cost approach, which uses the concept that replacement cost is an indicator of fair value, was the primary technique utilized in valuing the in-process technology acquired in the Wanadu transaction.  The cost approach is based on the premise that a prudent investor would pay no more for an asset than the cost to replace that asset with a new one.  Four projects containing in-process technology in development were identified, varying from 60-75% completion as of the valuation date. Replacement cost was based on total costs, net of the unrealized income tax deduction benefit, spent developing the in-process technology from Wanadu’s inception through the date the valuation was performed.

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

While we believe that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission (“SEC”).

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

We generate revenue from sales of our MeetingPlace products and services, and from related customer support and consulting services.  Revenue derived from services constituted 76% of total revenue in the second quarter of 2003 and 65% during the corresponding period of 2002.  Service revenue includes revenue from our usage and subscription based managed and hosted MeetingPlace services, implementation and customization services, consulting services, warranty coverage and customer support. Revenue from managed, hosted, and implementation services is recognized as the services are performed, revenue from customization services is recognized upon project completion, and revenue from warranty coverage and customer support is recognized ratably over the period of the underlying contract.  An exception is start-up customization and implementation services for hosted and managed services, which are recognized over the anticipated life of the services arrangement, commencing with the project completion.  Our MeetingPlace services offerings allow companies to acquire MeetingPlace on a usage-based pricing model and have Latitude manage their MeetingPlace capacity.  Revenue from this service offering has increased the proportion of total revenue derived from services.

Revenue derived from product sales constituted 24% of total revenue in the second quarter of 2003 and 35% during the corresponding period of 2002.  Product revenue is generally recognized upon shipment if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is probable, product returns are reasonably estimable and, if applicable, acceptance has been obtained.

We sell our MeetingPlace products primarily through our direct sales force and, to a lesser extent, through indirect distribution channels.  The majority of our revenue is derived from large enterprises and organizations, many of which initially purchase MeetingPlace servers and later expand deployment of our products as they require additional capacity for voice and web conferencing.

Total cost of revenue consists of component and materials costs, direct labor costs, amortization of capitalized software, warranty costs, royalties and overhead related to manufacturing of our products, long distance services incorporated into fixed rate conferencing services contracts, and materials, travel and labor costs related to personnel engaged in our service operations.  Product gross margin is impacted by the proportion of product revenue derived from software sales, which typically carry higher margins than hardware sales, and from indirect distribution channels, which typically carry lower margins than direct sales.  Service gross margin is impacted by the mix of services we provide, which have different levels of profitability, usage levels by our customers and the efficiency with which we provide support to our customers.  We reduce the carrying value of excess and obsolete inventory by identifying inventory components either considered excess based on estimates of future usage or obsolete due to changes in our product offerings.  As a result of technological changes, our products may become obsolete or we could be required to redesign our products.

During 2002 and 2001, we recorded significant accruals in connection with restructuring programs.  These accruals included estimates pertaining to employee separation costs and the settlements of contractual obligations related to excess leased facilities and other contracts.  Although we do not currently anticipate significant changes, actual costs may differ from these estimates.

 On April 16, 2003 we entered into an agreement to acquire the assets of Wanadu Incorporated, a privately held developer of Flash-based content creation, management and delivery products.  In the transaction, which closed on April 30, 2003, we acquired Wanadu’s net assets in exchange for cash and a percentage of future revenue from sales of Wanadu products.  The acquisition is a key step in our strategy to build and offer rich-media conferencing solutions that integrate voice, web, video and instant messaging technologies.

Results Of Operations

The following table lists, for the periods indicated, the percentage of total revenue of each line item from our condensed consolidated statement of operations to total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Product	23.5%	34.9%	22.1%	35.5%
Service	76.5	65.1	77.9	64.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	9.9	13.5	8.5	12.4
Service	41.4	33.3	38.5	34.7
Total cost of revenue	51.3	46.8	47.0	47.1
Gross profit	48.7	53.2	53.0	52.9

Operating expenses:
Research and development	16.7	15.1	14.2	15.0
Marketing and sales	39.9	47.9	36.6	49.8
General and administrative	13.3	11.5	12.7	12.1
Purchased in-process technology	0.9	—	0.4	—
Total operating expenses	70.8	74.5	63.9	76.9
Loss from operations	(22.1)	(21.3)	(10.9)	(24.0)
Interest income, net	1.4	2.5	1.5	2.7
Loss before benefit from (provision for) income taxes	(20.7)	(18.8)	(9.4)	(21.3)
Benefit from (provision for) income taxes	(0.3)	6.7	(0.2)	7.5
Net loss	(21.0)%	(12.1)%	(9.6)%	(13.8)%

Product Revenue

Product revenue was $2.0 million for the second quarter of 2003, a decrease of 44% compared to the corresponding period in 2002.  Product revenue decreased $3.0 million, or 43%, to $3.9 million for the six months ended June 30, 2003 from $6.9 million for the six months ended June 30, 2002.  The decreases from the three and six months ended June 30, 2002 to 2003 were due to fewer MeetingPlace system sales in a continuing uncertain economic and geopolitical environment, in which our existing and target customers have reduced their capital spending.  Additionally, the decrease in product revenue was a result of growth of our service offerings, including our managed and hosted deployment options, which allows companies to acquire MeetingPlace on a usage-based pricing model.   The combination of these two factors resulted in product revenue moving from 36% to 22% of total revenue for the six months ended June 30, 2003.

Service Revenue

Service revenue decreased $167,000, or 3%, to $6.3 million for the three months ended June 30, 2003 from $6.5 million for the three months ended June 30, 2002.  Service revenue increased $1.2 million, or 10%, to $13.8 million for the six months ended June 30, 2003 from $12.6 million for the six months ended June 30, 2002.  Service revenue is comprised of two parts, product support revenue and MeetingPlace services revenue, which includes managed and hosted services.  Excluding revenue from Hewlett-Packard, MeetingPlace services revenue increased to $2.6 million in the second quarter of 2003 from $1.3 million in the corresponding period in 2002, a 100% increase, and increased $2.9 million, or 126%, to $5.1 million for the six months ended June 30, 2003 from $2.3 million for the six months ended June 30, 2002.  The increase was attributable primarily to the sale of usage-based managed and hosted services to both new and existing customers as well as increased minutes of usage from existing customers.  The foregoing calculation of services revenue, which excludes revenue from Hewlett-Packard, is a non-GAAP financial measure within the meaning of Regulation G.  This adjustment to our GAAP results is made with the intent of providing both management and investors a supplemental understanding of our underlying operational results and trends.

In August 2002, we announced that Hewlett-Packard Company (“Hewlett-Packard”), our then largest customer, had decided to pursue alternative vendor solutions for its voice conferencing needs.  Service revenue from Hewlett-Packard consisted of $635,000 and $2.2 million for the three months ended June 30, 2003 and 2002, and $2.1 million and $4.2 million for the six months ended June 30, 2003 and 2002, respectively.  For the three months ended June 30, 2003, Hewlett—Packard accounted for less than 10% of our total revenue.  Hewlett-Packard was the only customer that accounted for more than 10% of our total revenue for the six months ended June 30, 2003, and for the three and six months ended June 30, 2002.  We expect that service revenue for the three months ending September 30, 2003 will be relatively flat from the three months ended June 30, 2003 due to the expected ramp-down of Hewlett-Packard service revenues, offset by the continued growth of our non-Hewlett-Packard business.

Total Cost of Revenue

Total cost of revenue decreased  $427,000, or 9%, to $4.3 million for the second quarter of 2003, from $4.7 million for the corresponding period of 2002.  Total cost of revenue decreased $838,000, or 9%, to $8.3 million for the six months ended June 30, 2003 from $9.2 million for the six months ended June 30, 2002.  The decreases in total cost of revenue were due to lower product sales, as well as lower expenses incurred in the first half of 2003 resulting from the implementation of a cost reduction program in the third quarter of 2002.

Gross profit was $4.0 million for the second quarter of 2003, as compared to $5.3 million in the corresponding period of 2002.  Gross profit was $9.4 million for the six months ended June 30, 2003, as compared to $10.3 million for the six months ended June 30, 2002.  Gross margin was 49% as a percentage of revenue for the second quarter of 2003, as compared to 53% for the corresponding period of 2002, and was 53%, respectively, for the six months ended June 30, 2003 and 2002.  The decrease in gross margin from 2002 to 2003 was due to lower overall sales combined with the significant fixed cost component of our cost of revenue.

Product gross margin decreased to 58% as a percentage of product revenue for the second quarter of 2003 as compared to 61% for the corresponding period of 2002.  Product gross margin decreased to 62% as a percentage of product revenue for the six months ended June 30, 2003 as compared to 65% for the six months ended June 30, 2002. This decrease was due to the impact of fixed manufacturing and royalty costs on lower product revenue, as well as reduced selling prices.

Service gross margin decreased to 46% as a percentage of service revenue for the second quarter of 2003 as compared to 49% for the corresponding period in 2002.  Service gross margin increased to 51% as a percentage of service revenue for the six months ended June 30, 2003 as compared to 46% for the six months ended June 30, 2002.  The decrease from second quarter 2002 to 2003 was due to the decrease in higher margin revenue attributable to Hewlett-Packard and to product support revenue, while service cost of sales, essentially fixed in the short term, remained unchanged. The increase from the six months ended June 30, 2002 to 2003 was due to overall increased services revenue from higher usage volumes, offset by the aforementioned Hewlett-Packard and support revenue declines.  As long distance services that are incorporated into fixed rate conferencing services contracts increase, the result will be an increase to both services revenue and cost of revenue, however, this will also cause a negative impact to the overall services gross margin percentage.

Research and Development Expenses

Research and development expenses consist of compensation and related costs for research and development personnel, facilities expenses for testing space, and equipment and purchased software. Research and development expenses were $1.4 million for the second quarter of 2003, which represented a decrease of 8% when compared to the corresponding period in 2002.  Research and development expenses decreased $410,000, or 14%, to $2.5 million for the six months ended June 30, 2003 from $2.9 million for the six months ended June 30, 2002.  The decrease from second quarter 2002 to 2003 was due to a decrease of $189,000 in compensation, and a decrease in capitalized software of $62,000.  The decrease in expenses from the six months ended June 30, 2002 to 2003 was due to decreases in compensation of $327,000, temporary help of $73,000 and depreciation of $84,000, offset by an increase in expensed equipment of $62,000.  As a percentage of total revenues, research and development expenses were 17% and 15%, respectively, for the three months ended June 30, 2003 and 2002, and were 14% and 15% for the six months ended June 30, 2003 and 2002.

Marketing and Sales Expenses

Marketing and sales expenses consist of promotional expenditures and compensation and related costs for marketing and sales personnel. Marketing and sales expenses were $3.3 million for the second quarter of 2003, which represented a decrease of 31% when compared to the corresponding period in 2002.  Marketing and sales expenses decreased $3.2 million, or 33%, to $6.5 million for the six months ended June 30, 2003 from $9.7 million for the six months ended June 30, 2002.  These decreases in 2003 were a result of a cost reduction program implemented in the third quarter of 2002, as well as lower product revenue in 2003, resulting in lower commission expenses.  The decrease from second quarter 2002 to 2003 was due to decreases in compensation of $828,000, $108,000 in advertising, $169,000 in travel, $205,000 in occupancy, $52,000 in public relations, and $40,000 in depreciation expenses.  The decrease in expenses from the six months ended June 30, 2002 to 2003 was due to decreases in compensation of $1.5 million, $215,000 in advertising, $269,000 in travel, $565,000 in occupancy, $306,000 in consulting, and $77,000 in depreciation expenses.  As a percentage of total revenues, marketing and sales expenses were 40% and 48% for the three months ended June 30, 2003 and 2002, and were 37% and 50% for the six months ended June 30, 2003 and 2002.

General and Administrative Expenses

General and administrative expenses consist of personnel expenses, legal and accounting expenses and other general corporate expenses.  General and administrative expenses were $1.1 million for the three months ended June 30, 2003 and 2002.  General and administrative expenses decreased $20,000, or 1%, to $2.2 million for the six months ended June 30, 2003 from $2.3 million for the six months ended June 30, 2002.  As a percentage of total revenues, general and administrative expenses were 13% and 11% for the three months ended June 30, 2003 and 2002, and were 13% and 12% for the six months ended June 30, 2003 and 2002

Purchased In-Process Technology

In the three months ended June 30, 2003, we incurred a $70,000 charge for purchased in-process technology.  This technology was acquired in April 2003 as part of the acquisition of Wanadu Incorporated.  The amount allocated to purchased in-process technology was determined by management, after considering among other factors, the results of an independent appraisal based on established valuation techniques in the high-technology communications industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for this in-process technology.  The cost approach, which uses the concept that replacement cost is an indicator of fair value, was the primary technique utilized in valuing the in-process technology acquired in the Wanadu transaction.  The cost approach is based on the premise that a prudent investor would pay no more for an asset than the cost to replace that asset with a new one.  Four projects containing in-process technology in development were identified, varying from 60-75% completion as of the valuation date. Replacement cost was based on total costs, net of the unrealized income tax deduction benefit, spent developing the in-process technology from Wanadu’s inception through the date the valuation was performed.

Amortization of Deferred Stock Compensation

In connection with the completion of our initial public offering in May 1999, options granted in the last quarter of 1997, during the year 1998 and the first quarter of 1999 have been considered to be compensatory.  We amortized the deferred stock compensation associated with these options over the vesting periods of the applicable options, resulting in amortization expense of $57,000 and $126,000 in the three and six months ended June 30, 2002.  The amortization of deferred stock compensation was completed in the fourth quarter of 2002, with no additional amortization expense in 2003.

Interest Income, Net

Interest income, net of interest expense, was $114,000 for the second quarter of 2003, compared to interest income, net of interest expense of $250,000 for the corresponding period in 2002.  Interest income, net of interest expense, was $272,000 for the six months ended June 30, 2003, compared to $517,000 for the corresponding period in 2002.  The decrease in net interest income was due to lower investment funds caused by our use of cash in operations, and decreasing market interest rates.

Benefit from (Provision for) Income Taxes

For the quarter ended June 30, 2003, the provision for income taxes was $24,000, compared to a benefit of $673,000 in the quarter ended June 30, 2002.  For the six months ended June 30, 2003, the provision for income taxes was $48,000, compared to a benefit of $1.5 million for the six months ended June 30, 2002.  The provision for income taxes in the three and six months ended June 30, 2003 includes state and foreign income taxes that we expect to pay in 2003.  The effective tax rate was approximately 36% and 35% for the three and six months ended June 30, 2002.

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

Liquidity and Capital Resources

In May 1999, we completed an initial public offering of common stock, resulting in net proceeds to us of approximately $33.8 million. As of June 30, 2003, we had $22.6 million of cash, cash equivalents and investments, which represented 61% of total assets.

Cash used in operating activities was $545,000 for the six months ended June 30, 2003, compared to $4.0 million for the same period in 2002.  Principal uses of cash in operating activities in 2003 were a net loss, a decrease in accrued liabilities of $1.5 million and an increase in inventory of $445,000, partially offset by a decrease in prepaids of $419,000, an increase in deferred revenue of $305,000, a decrease in accounts receivable of $1.0 million and depreciation and amortization of $1.2 million.

Cash provided by investing activities for the six months ended June 30, 2003 was $9.9 million, which consisted primarily of maturities of marketable securities of $12.0 million, offset by acquisition costs for Wanadu of $988,000, additions to software production costs of $219,000 and by purchases of property and equipment of $834,000.  Cash used in investing activities in the first six months of 2002 was $3.0 million, which consisted primarily of the purchase of marketable securities of $9.6 million and the purchase of property and equipment of $937,000, partially offset by maturities of marketable securities of $7.6 million.

Cash provided by financing activities in the first six months of 2003 was $93,000, which consisted of the proceeds from issuance of common stock under employee benefit plans.  For the first six months of 2002, cash provided by financing activities was $75,000, which consisted of the proceeds from issuance of common stock under employee benefit plans, partially offset by payments on obligations under capital leases and notes payable.

We have no material commitments for capital expenditures.  We may use cash to further acquire or license technology, products or businesses related to our current business.  In addition, we anticipate that we will use cash for operating expenses.  We lease office facilities under various leases that expire through 2005.

We incurred a loss of $1.7 million and negative cash flows from operations of $545,000 during the six months ended June 30, 2003.  As of June 30, 2003, we had an accumulated deficit of approximately $32.9 million.  We expect to incur operating losses and negative cash flows through at least the fourth quarter of 2003.

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

Impact of Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under the Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that meets the criteria of EITF No. 94-3 prior to the adoption of SFAS 146.  The effect on adoption of SFAS 146 changed on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. SFAS 146 was adopted in the first quarter of 2003 and did not have a significant impact on our financial position, results of operations or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements With Multiple Deliverables” which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  EITF No. 00-21 was adopted in the second quarter of 2003 and did not have an impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  We do not have any variable interest entities.  FIN 46 was adopted in the second quarter of 2003 and did not have an impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first period beginning after December 15, 2003.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  SFAS No. 150 was adopted in the second quarter of 2003 and did not have an impact on our financial position, results of operations or cash flows.

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

Orders on hand at the beginning of each quarter typically do not equal expected revenue for that quarter. In addition, a significant portion of our orders is received in the last month of each fiscal quarter. If we fail to ship products by the end of a quarter in which the order is received, or if our prospective customers delay their orders or delivery schedules until the following quarter, we may fail to meet our revenue objectives.

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

Our revenues could be significantly reduced by the loss of a major customer. We derive a significant portion of our revenues from a limited number of customers.  The loss of any of these major customers, if not replaced, could dramatically reduce our revenues.  During the quarter ended September 30, 2002, we announced that our then largest customer, Hewlett-Packard Company (“Hewlett-Packard”), had decided to pursue alternative vendor solutions for its voice conferencing needs.  For the three months ended June 30, 2003, Hewlett-Packard accounted for less than 10% of our total revenue.  Hewlett-Packard was the only customer that accounted for more than 10% of our total revenue for the six months ended June 30, 2003.

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

The market for rich-media conferencing is in an early stage of development, and our products and services may not be adopted. If the market for our integrated voice and web conferencing products and services fails to grow or grows more slowly than we anticipate, we may not be able to increase revenues or return to and/or maintain profitability. The market for integrated real-time voice and web conferencing is relatively new and rapidly evolving. Our ability to be profitable depends in large part on the widespread adoption by end users of real-time voice and web conferencing.

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

Asset impairment can negatively affect our results of operations.  Our acquisition of Wanadu Incorporated on April 30, 2003 resulted in goodwill valued at approximately $886,000 as of June 30, 2003. Generally accepted accounting principles related to goodwill and other intangibles changed with the issuance of Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives, but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including changes in market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill impairment tests. If impairment is deemed to exist, we would write down the recorded value of these assets to their fair value, which could result in a full write-off of their book value. If these write-downs occur, they could harm our business and results of operations.

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

On June 20, 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter.  The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint.  The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by the Company’s

insurers.   The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation.  Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the litigation.  Due to the inherent uncertainties of litigation and because the litigation and settlement process is still at a preliminary stage, the ultimate outcome of the matter cannot be predicted.

Item 2.            Changes in Securities and Use of Proceeds

On May 6, 1999, in connection with the Company’s initial public offering, a Registration Statement on Form S-1 (No. 333-72935) was declared effective by the Securities and Exchange Commission, pursuant to which 3,125,000 shares of the Company’s Common Stock were offered and sold for the account of the Company at a price of $12.00 per share, generating gross offering proceeds of $37.5 million. The managing underwriters were Credit Suisse First Boston Corporation, Hambrecht & Quist LLC and Dain Rauscher Wessels. After deducting approximately $2.6 million in underwriting discounts and $1.1 million in other related expenses, the net proceeds of the offering were approximately $33.8 million. No direct or indirect payments were made to officers or directors or holders of ten percent or more of any class of equity securities of Latitude or any of their affiliates.  Latitude has invested such proceeds in investment grade, interest-bearing securities.  As of June 30, 2003, $22.6 million of the net proceeds were invested in cash and cash equivalents and short-term investments and approximately $11.2 million had been used for working capital.  Latitude intends to use the remaining proceeds for capital expenditures, including the acquisition of computer and communication systems, and for general corporate purposes, including working capital to fund increased accounts receivable and inventory levels.

Item 3.            Defaults Upon Senior Securities—Not Applicable

Item 4.            Submission of Matters to a Vote of Security Holders

On June 5, 2003, the Company held its 2003 annual meeting of stockholders.  The following summarizes the matters submitted to a vote of the stockholders:

1. The election of the following nominees to serve as members of the Board of Directors:

NOMINEE	IN FAVOR	WITHHELD

Klaus-Dieter Laidig	15,394,801	573,156

Emil C. W. Wang	12,716,100	3,251,857

2. The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2003:

IN FAVOR	WITHHELD	ABSTAIN

15,693,425	268,857	5,665

Item 5.            Other Information – None

Item 6.            Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Rick McConnell, Chief Executive Officer of Latitude, required by Rule 13a-14(a).

31.2	Certification of Luis Buhler, Chief Financial Officer of Latitude, required by Rule 13a-14(a).

32.1	Certification of Rick McConnell, Chief Executive Officer of Latitude, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Luis Buhler, Chief Financial Officer of Latitude, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 17, 2003, the Registrant filed an 8-K to accompany its press release announcing certain financial results for the first quarter ending April 30, 2003.

On July 17, 2003, the Registrant filed an 8-K to accompany its press release announcing certain financial results for the second quarter ending June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Latitude Communications, Inc.

By:	/s/ LUIS BUHLER
Luis Buhler
Chief Financial Officer
Principal Financial and Accounting Officer

Date: August 13, 2003