Form 10-Q
period 2003-09-30
LATITUDE COMMUNICATIONS INC
filed 2003-11-13
CIK 1078425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

As of October 31, 2003, there were 19,684,021 shares of the registrant’s Common Stock outstanding.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

LATITUDE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$18,159	$13,119

Short-term investments	3,013	12,066
Accounts receivable, net	5,344	7,035
Inventory	1,291	952
Prepaids and other assets	1,902	2,135
Total current assets	29,709	35,307
Property and equipment, net	3,339	3,915
Goodwill	914	—
Deposits and other long-term assets	961	1,060
Total assets	$34,923	$40,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$519	$744
Accrued liabilities	4,528	5,274
Deferred revenue	4,777	5,054
Total current liabilities	9,824	11,072
Other non-current liabilities	1,611	2,605
Total liabilities	11,435	13,677
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 5,000 shares at September 30, 2003 and December 31, 2002 Issued and outstanding: No shares at September 30, 2003 and December 31, 2002	—	—
Common stock, $0.001 par value
Authorized: 75,000 shares at September 30, 2003 and December 31, 2002 Issued and outstanding: 19,517 shares at September 30, 2003 and 19,390 shares at December 31, 2002	19	19
Additional paid-in capital	57,987	57,757
Accumulated other comprehensive income (loss)	(65)	49
Accumulated deficit	(34,453)	(31,220)
Total stockholders’ equity	23,488	26,605
Total liabilities and stockholders’ equity	$34,923	$40,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Product	$1,846	$3,211	$5,772	$10,135
Service	6,757	7,557	20,569	20,120
Total revenue	8,603	10,768	26,341	30,255
Cost of revenue:
Product	750	1,311	2,260	3,719
Service (includes non-cash stock compensation of $0, $0, $0 and $1, respectively)	3,898	3,632	10,720	10,395
Total cost of revenue	4,648	4,943	12,980	14,114
Gross profit	3,955	5,825	13,361	16,141

Operating expenses:
Research and development (includes non-cash stock compensation of $0, $10, $0 and $32, respectively)	1,451	1,712	3,971	4,642
Marketing and sales (includes non-cash stock compensation of $0, $6, $0 and $24, respectively)	2,966	4,620	9,468	14,330
General and administrative (includes non-cash stock compensation of $0, $39, $0 and $124, respectively)	1,099	1,288	3,348	3,642
Purchased in-process technology	—	—	70	—
Restructuring charge	—	5,400	—	5,400
Total operating expenses	5,516	13,020	16,857	28,014
Loss from operations	(1,561)	(7,195)	(3,496)	(11,873)
Interest income, net	64	212	336	729
Loss before provision for income tax	(1,497)	(6,983)	(3,160)	(11,144)
Provision for income tax	24	8,965	72	7,498

Net loss	$(1,521)	$(15,948)	$(3,232)	$(18,642)

Other comprehensive income (loss), net of tax— Unrealized gain (loss) on securities	(3)	95	(101)	70

Cumulative translation adjustment	(5)	(18)	(13)	(54)

Comprehensive loss	$(1,529)	$(15,871)	$(3,346)	$(18,626)

Net loss per share-basic and diluted	$(0.08)	$(0.82)	$(0.17)	$(0.96)

Shares used in per share calculation-basic and diluted	19,517	19,375	19,456	19,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(3,232)	$(18,642)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,739	2,098
Disposal of discontinued property and equipment	—	601
Amortization of capitalized software	262	424
Write down of excess and obsolete inventory	25	570
In-process research and technology	70	—
Amortization of deferred stock compensation	—	181
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,691	(3,146)
Inventory	(387)	401
Prepaids and other assets	312	(891)
Deferred income taxes	—	7,497
Accounts payable	(224)	1,102
Accrued liabilities	(1,757)	2,992
Deferred revenue	(296)	2,027
Net cash used in operating activities	(1,797)	(4,786)

Cash flows from investing activities:
Purchases of property and equipment	(1,121)	(1,843)
Additions to software production costs	(313)	—
Purchases of available for sale securities	(3,013)	(9,549)
Maturities of available for sale securities	11,965	11,897
Net cash paid in purchase acquisition	(996)	—
Deposits and other long-term assets	99	(40)
Net cash provided by investing activities	6,621	465

Cash flows from financing activities:
Proceeds from issuance of common stock, net	230	114
Repayment of notes payable and capital lease obligations	—	(80)
Net cash provided by financing activities	230	34

Effect of exchange rate changes on cash	(14)	—
Net increase (decrease) in cash and cash equivalents	5,040	(4,287)
Cash and cash equivalents, beginning of period	13,119	15,370
Cash and cash equivalents, end of period	$18,159	$11,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—The Company and Basis of Presentation

Latitude (the “Company”) is a leading provider of fully integrated, “on-network” rich-media conferencing solutions, including web and voice conferencing applications.  The Company develops, markets and supports its MeetingPlace system and related services, which enable real-time collaboration through meetings via Web browsers, groupware applications such as Outlook and Notes, and PSTN and IP phones.  The Company distributes its solutions through a network of worldwide distributors and sales professionals.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company does not have any variable interest entities.  FIN 46 was adopted in the second quarter of 2003 and did not have an impact on the Company’s financial position, results of operations or cash flows.

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

Note 3—Inventory

Inventory consists of the following (in thousands):

	September 30, 2003	December 31, 2002
	(Unaudited )
Raw materials	$1,011	$628
Finished goods	280	324
	$1,291	$952

Note 4—Pro Forma Stock Compensation

Latitude has adopted the disclosure -only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Had compensation cost been determined based on the fair value at the grant date for the awards granted since 1994, consistent with the provisions of SFAS 123 for the 1993 Stock Plan, the 1999 Stock Plan, the 2001 Employee Stock Option Plan, the 1999 Directors’ Stock Option Plan and the 1999 Employee Stock Purchase Plan, Latitude’s net loss for the three and nine months ended September 30, 2003 and 2002 would have been as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss—as reported	$(1,521)	$(15,948)	$(3,232)	$(18,642)
Add stock based compensation expense — as reported	—	55	—	181
Less stock based compensation expense determined under fair value based method	(4,254)	(5,410)	(4,281)	(5,410)
Net loss—pro forma	$(5,775)	$(21,303)	$(7,513)	$(23,871)
Net loss per share—basic and diluted as reported	$(0.08)	$(0.82)	$(0.17)	$(0.96)
Net loss per share—basic and diluted pro forma	$(0.30)	$(1.10)	$(0.39)	$(1.23)

Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

In accordance with the provisions of SFAS 123, the following assumptions for option grants during the three and nine months ended September 30, 2003 and 2002 are included to estimate the fair value of each stock option and purchase right:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Stock Options:
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	83%	107%	104%	109%
Risk-free interest rate	2.45-3.60%	2.3-3.8%	2.05-3.6%	2.3-4.8%
Expected life (years)	5	4	5	4

Employee Stock Purchase Plan:
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	83%	107%	104%	109%
Risk-free interest rate	2.7%	3.8%	2.7%	3.8%
Expected life (years)	0.5	0.5	0.5	0.5

Note 5—Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period.  Diluted net loss per share is computed by giving effect to all dilutive potential common stock options.  Diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2003 because the inclusion of potentially dilutive common shares, which consisted of common shares issuable upon the exercise of stock options, would result in an anti-dilutive per share effect.

A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net loss per share, basic and diluted:
Numerator for net loss, basic and diluted	$(1,521)	$(15,948)	$(3,232)	$(18,642)
Denominator for basic and diluted net loss per share:
Weighted average vested common shares outstanding	19,517	19,375	19,456	19,345
Net loss per share basic and diluted	$(0.08)	$(0.82)	$(0.17)	$(0.96)

Anti-dilutive securities not included in the calculation of diluted EPS:
Common stock options	4,957	4,860	4,957	4,860

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

A summary of the restructuring costs is as follows (in thousands):

	Severance and Benefits	Facilities and Other Charges	Asset Write-Offs	Total
Restructuring reserve balance at December 31, 2001	$—	$347	$—	$347
Provisions for fiscal 2002	900	3,900	600	5,400
Cash paid	(877)	(346)	—	(1,223)
Non-cash charges	—	—	(600)	(600)
Restructuring reserve balance at December 31, 2002	23	3,901	—	3,924
Cash paid	(13)	(1,087)	—	(1,100)
Restructuring reserve balance at September 30, 2003	$10	$2,814	$—	$2,824

The amounts related to severance and benefits costs are expected to be paid during fiscal 2003.  The amounts related to non-cancelable lease costs are expected to be paid over the respective lease terms through fiscal 2005.

Note 7 – Share Repurchase Program

On July 24, 2001 the Company’s Board of Directors approved a Share Repurchase Program of up to 1,000,000 shares of common stock.  During the three and nine months ended September 30, 2003, no shares were repurchased.  As of September 30, 2003, the Company has purchased 339,200 shares under this program at a weighted average cost of $1.35 per share.

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

On June 20, 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter.  The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint.  The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers.   The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation.  Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the litigation.  Due to the inherent uncertainties of litigation and because the litigation and settlement process is still at a preliminary stage, the ultimate outcome of the matter cannot be predicted.  No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred.

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

Latitude purchases long distance capacity from third parties.  These purchase agreements require a minimum commitment at a fixed rate for a specified period.  The Company incorporates long distance services into fixed rate conferencing services contracts to some of its customers.  The terms of the purchase agreements and conferencing services contracts do not necessarily coincide, and as a result, increases in long distance rates could negatively impact service margins.

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

Note 9 – Deferred Tax Valuation Allowance

At December 31, 2002, the Company had total gross U.S. deferred tax assets of $7.5 million.  These assets included temporary differences related principally to net operating losses that carry forward and research and development credits.  During the third quarter ended September 30, 2002, the Company concluded that a deferred tax asset valuation allowance should be established due to the uncertainty of realizing the tax loss carry-forwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”.  Accordingly, in the third quarter of 2002, the Company recorded a full valuation allowance for its deferred tax assets.  The Company’s assessment in recording the valuation allowance was based principally on its historical operating losses; the loss of a major customer and restructuring efforts announced in the third quarter of 2002; and unfavorable macro-economic conditions.

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

Note 10 – Wanadu Acquisition

On April 16, 2003 Latitude announced it had entered into an agreement to acquire the assets of Wanadu Incorporated (“Wanadu”), a privately held developer of Flash-based content creation, management and delivery products.  The acquisition is a key step in the Company’s strategy to build and offer rich-media conferencing solutions that integrate voice, web, video and instant messaging technologies.  In the transaction, which closed on April 30, 2003, Latitude acquired Wanadu’s net assets in exchange for $900,000 in cash and a percentage of future revenue from sales of Wanadu products.  The acquisition was accounted for using the purchase method, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.  The following table summarizes the Company’s purchase price allocation for this transaction (unaudited):

Acquisition Cost	$1,016,114
Less: FMV of acquired assets, intangible assets, and assumed liabilities:
Intangible Assets	30,000
IP R&D	70,000
PP&E	18,952
Deferred Revenue	(17,355)
Goodwill generated from Acquisition	$914,517

The amount allocated to purchased in-process technology was determined by management, after considering among other factors, the results of an independent appraisal based on established valuation techniques in the high-technology communications industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for this in-process technology.  The cost approach, which uses the concept that replacement cost is an indicator of fair value, was the primary technique utilized in valuing the in-process technology acquired in the Wanadu transaction.  The cost approach is based on the premise that a prudent investor would pay no more for an asset than the cost to replace that asset with a new one.  Four projects containing in-process technology in development were identified, varying from 60-75% completion as of the valuation date, and all completed by September 30, 2003.  Replacement cost was based on total costs, net of the unrealized income tax deduction benefit, spent developing the in-process technology from Wanadu’s inception through the date the valuation was performed.

Note 11 – Subsequent Event

Pursuant to an Agreement and Plan of Merger and Reorganization dated as of November 11, 2003 (the “Merger Agreement”) by and among Cisco Systems, Inc. (“Cisco”), Latitude and a wholly-owned subsidiary of Cisco (“Merger Sub”), Merger Sub will merge (the “Merger”) with and into Latitude, with the separate corporate existence of Merger Sub ceasing and Latitude continuing as the surviving corporation and a wholly-owned subsidiary of Cisco. At the effective time of the Merger (the “Effective Time”), each share of Latitude’s common stock issued and outstanding immediately prior to the Effective Time will be converted automatically into the right to receive $3.95 in cash. The consummation of the Merger is subject to various conditions precedent, including (i) approval of the Merger Agreement by the stockholders of Latitude and (ii) expiration or early termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10 -Q include a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  We use words such as “anticipates,” “believes,” “expects,” “future,” and “intends,” and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.  These risks are described in “ -Factors That May Affect Future Results- “ and elsewhere in this Form 10-Q.  The Company assumes no obligation to update these forward -looking statements to reflect actual results or changes in factors or assumptions affecting such forward -looking statements.

While we believe that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission (“SEC”).

Overview

We are a leading provider of fully integrated, “on-network” rich-media conferencing solutions, including web and voice conferencing applications that make remote meetings as natural and productive as in-person meetings.  Unlike many other conferencing solutions, MeetingPlace is deployed directly on a company’s private voice and data networks, regardless of whether the system is hosted or in-house.  Through this “on-network” deployment and seamless integration with enterprise applications like Outlook, Notes and corporate directories, as well as IP backbones, platforms and endpoints, we believe that MeetingPlace provides enterprises with unparalleled cost savings, security and customer satisfaction.

We generate revenue from sales of our MeetingPlace products and services, and from related customer support and consulting services.  Revenue derived from services constituted 79% of total revenue in the third quarter of 2003 and 70% during the corresponding period of 2002.  Service revenue includes revenue from our usage and subscription-based managed and hosted MeetingPlace services, implementation and customization services, consulting services, warranty coverage and customer support. Revenue from managed, hosted, and implementation services is recognized as the services are performed, revenue from customization services is recognized upon project completion, and revenue from warranty coverage and customer support is recognized ratably over the period of the underlying contract.  An exception is start-up customization and implementation services for hosted and managed services, which are recognized over the anticipated life of the services arrangement, commencing with the project completion.  Our MeetingPlace services offerings allow companies to acquire MeetingPlace on a usage-based pricing model, obtaining all the benefits of a dedicated system – security, customization, and integration – with Latitude managing the system for the customers, providing training and support along the way.  Revenue from this service offering has increased the proportion of total revenue derived from services.

Revenue derived from product sales constituted 21% of total revenue in the third quarter of 2003 and 30% during the corresponding period of 2002.  Product revenue is generally recognized upon shipment if a signed contract exists, the fee is fixed or determinable, collection of the resulting receivable is probable, product returns are reasonably estimable and, if applicable, acceptance has been obtained.

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

On April 16, 2003 we entered into an agreement to acquire the assets of Wanadu Incorporated, a privately held developer of Flash-based content creation, management and delivery products.  In the transaction, which closed on April 30, 2003, we acquired Wanadu’s net assets in exchange for cash and a percentage of future revenue from sales of Wanadu products.  The acquisition was a key step in our strategy to build and offer rich-media conferencing solutions that integrate voice, web, video and instant messaging technologies.

Results Of Operations

The following table lists, for the periods indicated, the percentage of total revenue of each line item from our condensed consolidated statement of operations to total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Product	21.5%	29.8%	21.9%	33.5%
Service	78.5	70.2	78.1	66.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	8.7	12.2	8.6	12.3
Service	45.3	33.7	40.7	34.4
Total cost of revenue	54.0	45.9	49.3	46.7
Gross profit	46.0	54.1	50.7	53.3

Operating expenses:
Research and development	16.9	15.9	15.1	15.3
Marketing and sales	34.4	42.9	35.9	47.4
General and administrative	12.8	12.0	12.7	12.0
Purchased in-process technology	—	—	0.3	—
Restructuring charge	—	50.1	—	17.8
Total operating expenses	64.1	120.9	64.0	92.5
Loss from operations	(18.1)	(66.8)	(13.3)	(39.2)
Interest income, net	0.7	2.0	1.3	2.4
Loss before provision for income taxes	(17.4)	(64.8)	(12.0)	(36.8)
Provision for income taxes	0.3	83.3	0.3	24.8
Net loss	(17.7)%	(148.1)%	(12.3)%	(61.6)%

Product Revenue

Product revenue was $1.8 million for the third quarter of 2003, a decrease of 43% compared to the corresponding period in 2002.  Product revenue decreased $4.4 million, or 43%, to $5.8 million for the nine months ended September 30, 2003 from $10.1 million for the nine months ended September 30, 2002.  The decreases in each of the periods were due to fewer MeetingPlace system sales in a continuing uncertain economic environment, in which our existing and target customers have reduced their capital spending.  Additionally, the decrease in product revenue was a result of growth of our service offerings, including our managed and hosted deployment options, which allow companies to acquire MeetingPlace on a usage-based pricing model.   The combination of these two factors resulted in product revenue decreasing from 33% to 22% of total revenue for the nine months ended September 30, 2003.

Service Revenue

Service revenue decreased $800,000, or 11%, to $6.8 million for the three months ended September 30, 2003 from $7.6 million for the three months ended September 30, 2002.  Service revenue increased $449,000, or 2%, to $20.6 million for the nine months ended September 30, 2003 from $20.1 million for the nine months ended September 30, 2002.  Service revenue is comprised of two parts, product support revenue and MeetingPlace services revenue, which includes managed and hosted services.  Excluding revenue from Hewlett-Packard, MeetingPlace services revenue increased to $3.4 million in the third quarter of 2003 from $1.5 million in the corresponding period in 2002, a 127% increase, and increased $4.7 million, or 127%, to $8.5 million for the nine months ended September 30, 2003 from $3.7 million for the nine months ended September 30, 2002.  The increase was attributable primarily to the sale of usage-based managed and hosted services to both new and existing customers as well as increased minutes of usage from existing customers.  The foregoing calculation of services revenue, which excludes revenue from Hewlett-Packard, is a non-GAAP financial measure within the meaning of Regulation G.  This adjustment to our GAAP results is made with the intent of providing both management and investors a supplemental understanding of our underlying operational results and trends.

In August 2002, we announced that Hewlett-Packard, our then largest customer, had decided to pursue alternative vendor solutions for its voice conferencing needs.  Service revenue from Hewlett-Packard consisted of $486,000 and $2.1 million for the three months ended September 30, 2003 and 2002, respectively, and $2.6 million and $6.2 million for the nine months ended September 30, 2003 and 2002, respectively.  For the three and nine months ended September 30, 2003, Hewlett–Packard accounted for less than 10% of our total revenue.  Hewlett-Packard was the only customer that accounted for more than 10% of our total revenue for the three and nine months ended September 30, 2002.  There were no customers that accounted for more than 10% of our total revenue for the three and nine months ended September 30, 2003.

Total Cost of Revenue

Total cost of revenue decreased $295,000, or 6%, to $4.6 million for the third quarter of 2003, from $4.9 million for the corresponding period of 2002.  Total cost of revenue decreased $1.1 million, or 8%, to $13.0 million for the nine months ended September 30, 2003 from $14.1 million for the nine months ended September 30, 2002.  The decreases in total cost of revenue were due to lower product sales, as well as lower expenses incurred in the first nine months of 2003 resulting from the implementation of a cost reduction program in the third quarter of 2002, partially offset by an increase in long distance services in 2003 that are bundled as a part of our hosted service offering to new customers.

Gross profit was $4.0 million for the third quarter of 2003, as compared to $5.8 million in the corresponding period of 2002.  Gross profit was $13.4 million for the nine months ended September 30, 2003, as compared to $16.1 million for the nine months ended September 30, 2002.  Gross margin was 46% as a percentage of revenue for the third quarter of 2003, as compared to 54% for the corresponding period of 2002, and was 51% and 53% for the nine months ended September 30, 2003 and 2002, respectively.  The decrease in gross margin from 2002 to 2003 was due to lower overall sales combined with the significant fixed and long distance services cost component of our cost of revenue, as well as an increase in the mix of services revenue, which has lower gross margins than product revenue.

Product gross margin remained at 59% as a percentage of product revenue for the third quarter of 2003 and the corresponding period of 2002.  Product gross margin decreased to 61% as a percentage of product revenue for the nine months ended September 30, 2003 as compared to 63% for the nine months ended September 30, 2002. The decrease in product gross margin from 2002 to 2003 was due to the impact of fixed manufacturing and royalty costs on lower product revenue, as well as reduced selling prices.

Service gross margin decreased to 42% as a percentage of service revenue for the third quarter of 2003 as compared to 52% for the corresponding period in 2002.  Service gross margin remained constant at 48% as a percentage of service revenue for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.  The decrease from third quarter 2002 to 2003 was due to the decrease in higher margin revenue attributable to Hewlett-Packard and to a decrease in product support revenue, as well as an increase in long distance services bundled as a part of our hosted service offering to new customers.  As long distance services that are incorporated into fixed rate conferencing services contracts increase, the result will be an increase to both services revenue and cost of revenue, however, this will also cause a negative impact on the overall services gross margin percentage.

Research and Development Expenses

Research and development expenses consist of compensation and related costs for research and development personnel, facilities expenses for testing space, and equipment and purchased software. Research and development expenses were $1.5 million for the third quarter of 2003, which represented a decrease of 15% when compared to the corresponding period in 2002.  Research and development expenses decreased $639,000, or 14%, to $4.0 million for the nine months ended September 30, 2003 from $4.6 million for the nine months ended September 30, 2002.  These decreases in 2003 were primarily a result of a cost reduction program implemented in the third quarter of 2002.  The decrease from third quarter 2002 to 2003 was due to decreases in consulting of $108,000, occupancy of $85,000 and capitalized software of $69,000.  The decrease in expenses from the nine months ended September 30, 2002 to 2003 was due to decreases in compensation of $371,000, occupancy of $173,000, expensed office equipment and software of $130,000, consulting of $95,000 and capitalized software of $65,000, offset by increases in temporary help of $131,000 and depreciation of $94,000.  As a percentage of total revenues, research and development expenses were 17% and 16%, respectively, for the three months ended September 30, 2003 and 2002, and were 15% for the nine months ended September 30, 2003 and 2002.

Marketing and Sales Expenses

Marketing and sales expenses consist of promotional expenditures and compensation and related costs for marketing and sales personnel. Marketing and sales expenses were $3.0 million for the third quarter of 2003, which represented a decrease of 36% when compared to the corresponding period in 2002.  Marketing and sales expenses decreased $4.4 million, or 32%, to $9.5 million for the nine months ended September 30, 2003 from $13.9 million for the nine months ended September 30, 2002.  These decreases in 2003 were a result of a cost reduction program implemented in the third quarter of 2002, as well as lower product revenue in 2003, resulting in lower commission expenses.  The decrease from third quarter 2002 to 2003 was due to decreases of $708,000 in compensation, $348,000 in occupancy/rent, $166,000 in travel, $127,000 in conferences and training, $117,000 in advertising, and $96,000 in collateral expenses.  The decrease in expenses from the nine months ended September 30, 2002 to 2003 was due to decreases of $2.2 million in compensation, $940,000 in occupancy/rent, $434,000 in travel, $337,000 in consulting, $333,000 in advertising, $208,000 in conferences and training and $131,000 in collateral expenses, offset by an increase in direct lead generation expenses of $93,000.  As a percentage of total revenues, marketing and sales expenses were 34% and 43% for the three months ended September 30, 2003 and 2002, respectively, and were 36% and 46% for the nine months ended September 30, 2003 and 2002, respectively.

General and Administrative Expenses

General and administrative expenses consist of personnel expenses, legal and accounting expenses and other general corporate expenses.  General and administrative expenses were $1.1 million for the third quarter of 2003, which represented a decrease of 12% when compared to the corresponding period in 2002.  General and administrative expenses decreased $546,000, or 14%, to $3.3 million for the nine months ended September 30, 2003 from $3.9 million for the nine months ended September 30, 2002.  These decreases in 2003 were primarily a result of a cost reduction program implemented in the third quarter of 2002.  The decrease from third quarter 2002 to 2003 was due to decreases of $51,000 in occupancy/rent, $47,000 in insurance, $35,000 in temporary help, and $32,000 in compensation.  The decrease in expenses from the nine months ended September 30, 2002 to 2003 was due to decreases in compensation of $342,000 and $194,000 in occupancy/rent.  As a percentage of total revenues, general and administrative expenses were 13% and 12% for the three months ended September 30, 2003 and 2002, respectively, and were 13% for the nine months ended September 30, 2003 and 2002, respectively.

Purchased In-Process Technology

In the three months ended June 30, 2003, we incurred a $70,000 charge for purchased in-process technology.  This technology was acquired in April 2003 as part of the acquisition of Wanadu Incorporated.  The amount allocated to purchased in-process technology was determined by management after considering, among other factors, the results of an independent appraisal based on established valuation techniques in the high-technology communications industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for this in-process technology.  The cost approach, which uses the concept that replacement cost is an indicator of fair value, was the primary technique utilized in valuing the in-process technology acquired in the Wanadu transaction.  The cost approach is based on the premise that a prudent investor would pay no more for an asset than the cost to replace that asset with a new one.  Four projects containing in-process technology in development were identified, varying from 60-75% completion as of the valuation date, and all completed by September 30, 2003. Replacement cost was based on total costs, net of the unrealized income tax deduction benefit, spent developing the in-process technology from Wanadu’s inception through the date the valuation was performed.

Amortization of Deferred Stock Compensation

In connection with the completion of our initial public offering in May 1999, options granted in the last quarter of 1997, during the year 1998 and in the first quarter of 1999 have been considered to be compensatory.  We amortized the deferred stock compensation associated with these options over the vesting periods of the applicable options, resulting in amortization expense of $55,000 and $181,000 in the three and nine months ended September 30, 2002, respectively.  The amortization of deferred stock compensation was completed in the fourth quarter of 2002, with no additional amortization expense in 2003.

Interest Income, Net

Interest income, net of interest expense, was $64,000 for the third quarter of 2003, compared to interest income, net of interest expense, of $212,000 for the corresponding period in 2002.  Interest income, net of interest expense, was $336,000 for the nine months ended September 30, 2003, compared to $729,000 for the corresponding period in 2002.  The decrease in net interest income was due to lower investment funds caused by our use of cash in operations, and decreased market interest rates.

Provision for Income Taxes

For the quarter ended September 30, 2003, the provision for income taxes was $24,000, compared to a provision of $9.0 million in the quarter ended September 30, 2002.  For the nine months ended September 30, 2003, the provision for income taxes was $72,000, compared to a provision of $7.5 million for the nine months ended September 30, 2002.  The provision for income taxes in the three and nine months ended September 30, 2003 includes state and foreign income taxes that we expect to pay in 2003.

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

Liquidity and Capital Resources

In May 1999, we completed an initial public offering of common stock, resulting in net proceeds to us of approximately $33.8 million. As of September 30, 2003, we had $21.2 million of cash, cash equivalents and investments, which represented 61% of total assets.

Cash used in operating activities was $1.8 million for the nine months ended September 30, 2003, compared to $4.8 million for the same period in 2002.  Principal uses of cash in operating activities in 2003 were a net loss, a decrease in accrued liabilities of $1.8 million, an increase in inventory of $387,000 and a decrease in deferred revenue of $296,000, partially offset by a decrease in accounts receivable of $1.7 million and a decrease in prepaids of $312,000.

Cash provided by investing activities for the nine months ended September 30, 2003 was $6.6 million, which consisted primarily of maturities of marketable securities of $12.0 million, offset by purchases of marketable securities of $3.3 million, acquisition costs for Wanadu of $996,000, additions to software production costs of $313,000 and by purchases of property and equipment of $1.1 million.  Cash provided by investing activities in the first nine months of 2002 was $465,000, which consisted of the maturities of marketable securities of $11.9 million, partially offset by the purchase of marketable securities of $9.5 million and the purchase of property and equipment of $1.8 million.

Cash provided by financing activities in the first nine months of 2003 was $230,000, which consisted of the proceeds from issuance of common stock under employee benefit plans.  For the first nine months of 2002, cash provided by financing activities was $34,000, which consisted of the proceeds from issuance of common stock under employee benefit plans, partially offset by payments on obligations under capital leases and notes payable.

We do not have any material commitments for capital expenditures, however we do expect to use cash for ongoing capital expenditures related to our services offerings.  We may also use cash to further acquire or license technology, products or businesses related to our current business.  In addition, we anticipate that we will use cash for operating expenses.  We lease office facilities under various leases that expire through 2005.

We incurred a loss of $1.5 million and negative cash flows from operations of $1.8 million during the nine months ended September 30, 2003.  As of September 30, 2003, we had an accumulated deficit of approximately $34.5 million.

We purchase long distance capacity from third parties.  These purchase agreements require a minimum commitment at a fixed rate for a specified period.  We incorporate long distance services into fixed rate conferencing services contracts to some of our customers.  The terms of the purchase agreements and conferencing services contracts do not necessarily coincide, and as a result, increases in long distance rates could negatively impact service margins.

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

We believe that our current cash, and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend upon many factors, including revenue growth, management of working capital, the timing of research and product development efforts and the expansion of our marketing and sales efforts.  If our existing cash balances and cash flows expected from future operations are not sufficient to meet our liquidity needs, we will need to raise additional funds.  If adequate funds are not available on acceptable terms, or at all, we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities, execute our business plan or otherwise respond to competitive pressures.  The issuance of additional equity securities may dilute our existing stockholders.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003.  We do not have any variable interest entities.  FIN 46 was adopted in the second quarter of 2003 and did not have an impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150,  “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first period beginning after December 15, 2003.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  SFAS 150 was adopted in the second quarter of 2003 and did not have an impact on our financial position, results of operations or cash flows.

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

We may encounter difficulties in integrating with Cisco or completing the merger with Cisco, and that could adversely affect our business.  If the merger is not completed for any reason, we may be subject to a number of material risks, including the following: (i) we may be required to pay Cisco a termination fee of $3.4 million, (ii) the price of our Common Stock may decline to the extent that the current market price of our Common Stock reflects a market assumption that the merger will be completed, and (iii) costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed. In addition, our customers may, in response to the announcement of the merger, delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by our customers could have a material adverse effect on our business, regardless of whether or not the merger is ultimately completed. Similarly, current and prospective employees may experience uncertainty about their future role with Cisco until Cisco’s strategies with regard to Latitude are announced and executed. This may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. Further, if the merger is terminated and our board of directors determines to seek another merger or business combination, there can be no assurance that it will be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid in the merger. In addition, while the merger agreement is in effect and subject to certain limited exceptions, we are prohibited from soliciting, initiating or encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination, with any party other than Cisco.

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

Our revenues could be significantly reduced by the loss of a major customer.  We derive a significant portion of our revenues from a limited number of customers.  The loss of any of these major customers, if not replaced, could dramatically reduce our revenues.  During the quarter ended September 30, 2002, we announced that our then largest customer, Hewlett-Packard Company (“Hewlett-Packard”), had decided to pursue alternative vendor solutions for its voice conferencing needs.  For the three months ended September 30, 2003, Hewlett–Packard accounted for less than 10% of our total revenue.  No customers accounted for more than 10% of our total revenue for the nine months ended September 30, 2003.

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

We incorporate long distance services into fixed rate conferencing services contracts to some of our customers, and as a result increases in long distance rates would negatively affect our margins.  We purchase long distance capacity from third parties who may be our competitors.  These purchase agreements require a minimum commitment at a fixed rate for a specified period.  We incorporate long distance services into fixed rate conferencing services contracts to some of our customers.  The terms of the purchase agreements and conferencing services contracts do not necessarily coincide, and as a result, increases in long distance rates could reduce our margins.

The market for rich-media conferencing is in an early stage of development, and our products and services may not be adopted. If the market for our integrated voice and web conferencing products and services fails to grow or grows more slowly than we anticipate, we may not be able to increase revenues or return to and/or maintain profitability. The market for integrated real -time voice and web conferencing is relatively new and rapidly evolving. Our ability to be profitable depends in large part on the widespread adoption by end users of real -time voice and web conferencing.

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

Rapid technological changes could cause our products and services to become obsolete or require us to redesign our products or integrate with our competitors. The market in which we compete is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and emerging industry standards. In particular, we expect that the growth of the Internet and Internet -based telephony applications, as well as general technology trends such as migrations to new operating systems, will require us to adapt our product and services to remain competitive. This adaptation could be costly and time -consuming. Our products and services could become obsolete and unmarketable if products and services using new technologies are introduced and new industry standards emerge, resulting in a potential financial charge for obsolete inventory. For example, the widespread acceptance of competing technologies, such as video conferencing, could diminish demand for our current products and services. As a result, the life cycle of our products and services is difficult to estimate.

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

Our sales cycle is lengthy and unpredictable. Any delay in sales of our products and services could cause our quarterly revenue and operating results to fluctuate. The typical sales cycle of our products is lengthy, generally between six to twelve months, unpredictable, and involves significant investment decisions by prospective customers, as well as our education of potential customers regarding the use and benefits of our products. Furthermore, many of our prospective customers have neither budgeted expenses for voice and web conferencing systems nor have personnel specifically dedicated to procurement and implementation of these conferencing systems. As a result, our customers spend a substantial amount of time before purchasing our products in performing internal reviews and obtaining capital expenditure approvals.  The emerging and evolving nature of the real -time voice and web conferencing market may lead to confusion in the market, which may cause prospective customers to postpone their purchase decisions.

If we fail to expand and develop our distribution channels, our business could suffer. If we are unable to expand and develop our distribution channels, we may not be able to increase revenue or achieve market acceptance of our MeetingPlace product and services.  We believe that our future success is dependent upon establishing successful relationships with a variety of distribution partners. We cannot be certain that we will be able to reach agreement with the required distribution partners, or that these distribution partners will devote adequate resources to selling our products. Furthermore, if our distribution partners fail to adequately market or support our products, the reputation of our products in the market may suffer. In addition, we will need to manage potential conflicts between our direct sales force and third -party reselling efforts.

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

•                       our lack of a direct sales presence in other countries, our need to establish relationships with distribution partners to sell our products and services in these markets and our reliance on the capabilities and performance of these distribution partners; and

•                       the need to comply with local VAT, GST, withholding, income, telecommunications or other tax requirements related to our product or service offerings or other activities within a foreign country.

If we fail to integrate our products with third -party technology, our sales could suffer. Our products and services are designed to integrate with our customers’ data and voice networks, as well as with enterprise applications such as browsers and collaborative software applications. If we are unable to integrate our products and services with these networks and systems, sales of our products and services could suffer.

In addition, we may be required to engage in costly and time -consuming redesigns of our products because of technology enhancements or upgrades of these systems. We may not be able to redesign our products or be certain that any of these redesigns will achieve market acceptance. In addition, we will need to continually modify our products as newer versions of the enterprise applications with which our products integrate are introduced. Our ability to do so largely depends on our ability to gain access to the advanced programming interfaces for these applications, and we cannot make assurances that we will have access to necessary advanced programming interfaces in the future.

Our business could suffer if we lose the services of our current management team. Our future success depends on the ability of our management to operate effectively, both individually and as a group. If we were to lose the services of any of these key employees, we may encounter difficulties finding qualified personnel to replace them.

The loss of our right to use technology licensed to us by third parties could harm our business. We license technology that is incorporated into our products and services from third parties, including digital signal processing algorithms and the MeetingPlace server’s operating system and relational database. Any interruption in the supply or support of any licensed software could disrupt our operations and delay our sales, unless and until we can replace the functionality provided by this licensed software. Because our products incorporate software developed and maintained by third parties, we depend on these third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost -effective basis and respond to emerging industry standards and other technological changes.

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

We may encounter difficulties in integrating future acquisitions and that could adversely affect our business.  We have recently acquired the assets of Wanadu Incorporated and may in the future acquire technology, products or businesses related to our current or future business.  We have limited experience in acquisition activities and may have to devote substantial time and resources in order to complete acquisitions.  There may also be risks in entering markets where we have no or limited prior experience.  Further, these potential acquisitions entail risks, uncertainties and potential disruptions to our business.  For example, we may not be able to successfully integrate a company’s operations, technologies, products and services, information systems and personnel into our business.  An acquisition may further strain our existing financial and managerial controls, and divert management’s attention away from our other business concerns.  In connection with the Wanadu asset acquisition, we assumed certain contractual liabilities and hired certain employees of Wanadu, which have resulted in additional research and development expenses.  There may also be unanticipated costs and liabilities associated with an acquisition that could adversely affect our operating results.

Asset impairment can negatively affect our results of operations.  Our acquisition of Wanadu Incorporated on April 30, 2003 resulted in goodwill valued at approximately $914,000 as of September 30, 2003.  Generally accepted accounting principles related to goodwill and other intangibles changed with the issuance of Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets”.  Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed for impairment at least annually or sooner under certain circumstances.  Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives, but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including changes in market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment.  Additionally, changes in the high-technology industry occur frequently and quickly.  Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill impairment tests.  If impairment is deemed to exist, we would write down the recorded value of these assets to their fair value, which could result in a full write-off of their book value.  If these write-downs occur, they could harm our business and results of operations.

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

Our stock price may be volatile. We expect that the market price of our common stock will fluctuate as a result of variations in our quarterly operating results. These fluctuations may be exaggerated by the very low trading volume of our common stock at the present time. In addition, due to the technology -intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to:

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

On June 20, 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter.  The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint.  The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by the Company’s

insurers.   The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation.  Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the litigation.  Due to the inherent uncertainties of litigation and because the litigation and settlement process is still at a preliminary stage, the ultimate outcome of the matter cannot be predicted.  No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred.

Item 2.	Changes in Securities and Use of Proceeds

On May 6, 1999, in connection with the Company’s initial public offering, a Registration Statement on Form S -1 (No. 333 -72935) was declared effective by the Securities and Exchange Commission, pursuant to which 3,125,000 shares of the Company’s Common Stock were offered and sold for the account of the Company at a price of $12.00 per share, generating gross offering proceeds of $37.5 million. The managing underwriters were Credit Suisse First Boston Corporation, Hambrecht & Quist LLC and Dain Rauscher Wessels. After deducting approximately $2.6 million in underwriting discounts and $1.1 million in other related expenses, the net proceeds of the offering were approximately $33.8 million. No direct or indirect payments were made to officers or directors or holders of ten percent or more of any class of equity securities of Latitude or any of their affiliates.  Latitude has invested such proceeds in investment grade, interest-bearing securities.  As of September 30, 2003, $21.2 million of the net proceeds were invested in cash and cash equivalents and approximately $12.6 million had been used for working capital.  Latitude intends to use the remaining proceeds for capital expenditures, including the acquisition of computer and communication systems, and for general corporate purposes, including working capital to fund increased accounts receivable and inventory levels.

Item 3.	Defaults Upon Senior Securities—Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information – None

Item 6.	Exhibits and Reports on Form 8 -K

	(a)	Exhibits

	31.1	Certification of Rick McConnell, Chief Executive Officer of Latitude, required by Rule 13a-14(a).

	31.2	Certification of Luis Buhler, Chief Financial Officer of Latitude, required by Rule 13a-14(a).

	32.1	Certification of Rick McConnell, Chief Executive Officer of Latitude, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Luis Buhler, Chief Financial Officer of Latitude, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K

On July 17, 2003, the Registrant filed an 8-K to accompany its press release announcing certain financial results for the second quarter ending June 30, 2003.

On October 21, 2003, the Registrant filed an 8-K to accompany its press release announcing certain financial results for the third quarter ending September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Latitude Communications, Inc.

	By:	/s/ LUIS BUHLER
Luis Buhler Chief Financial Officer Principal Financial and Accounting Officer

Date: November 13, 2003